Form 10QSB
period 1996-09-30
THREE RIVERS FINANCIAL CORP
filed 1996-11-14
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------     ----------

     Commission File No. 1-13826
                         -------

                       THREE RIVERS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              38-3235452
           --------                                              ----------
(State or other jurisdiction of                             (IRS Employer ID No)
Incorporation or organization)

            123 Portage Avenue, Three Rivers, Michigan       49093
            ------------------------------------------       -----
             (Address of principal executive offices)      (Zip Code)

                                 (616) 279-5117
                                 --------------
               Registrant's telephone number, including area code

                                      N/A
                                      ---
      Former name, address, and fiscal year, if changed since last report



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.  YES  X       NO
                  ------      ------

     Indicate the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

     859,625 shares of Common Stock, Par Value $.01 per share, as of May 1,
     1996

     Transitional Small Business Disclosure Format (check one):
     Yes      ; No  X
        ------    ------

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                    FORM 10Q


                                     INDEX

PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements of Three Rivers Financial
               Corporation (Unaudited)

               Condensed Consolidated Balance Sheets as of
                 September 30, 1996 and June 30, 1996                      1

               Condensed Consolidated Statements of Income for the
                 three months ended September 30, 1996 and 1995            2

               Condensed Consolidated Statements of Changes in
                 Shareholders' Equity                                      3

               Consolidated Statements of Cash Flows for the three
                 months ended September 30, 1996 and 1995                  4

               Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9


PART II.  OTHER INFORMATION                                               14

     SIGNATURES                                                           15

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30 and June 30, 1996


______________________________________________________________________________________________________________________

                                                                                     September 30            June 30,
                                                                                         1996                  1996
                                                                                     ------------            --------
                                                                                      (Unaudited)
ASSETS
Cash and due from other financial institutions                                           $481,619          $2,613,637
Interest-earning deposits with other financial institutions                             2,459,750           1,497,984
                                                                                      -----------         -----------
    Cash and cash equivalents                                                           2,941,369           4,111,621
Interest-earning time deposits with other financial institutions                        3,470,980           3,867,980
Securities available-for-sale                                                             630,376             630,631
Securities held to maturity (fair value: $19,307,610 at
  September 30, 1996, and $18,875,837 at June 30, 1996)                                19,602,817          19,267,832
Loans receivable, net of allowance for loan losses of
  $456,185 at September 30, 1996, and $440,835 at June 30, 1996)                       57,014,722          56,042,608
Loans held for sale                                                                       158,000                   -
Accrued interest receivable                                                               522,693             554,937
Premises and equipment, net                                                             1,470,651           1,484,805
Intangible assets                                                                          54,131              56,268
Foreclosed real estate                                                                    435,304             440,304
Investment in low-income housing partnership                                              493,189             499,880
Other assets                                                                              574,452             194,471
                                                                                      -----------         -----------

    Total assets                                                                      $87,368,684         $87,151,337
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Demand deposits                                                                    $3,005,403          $2,442,447
    Savings and NOW deposits                                                           20,631,293          21,086,566
    Other time deposits                                                                39,370,835          40,195,407
                                                                                      -----------         -----------
      Total deposits                                                                   63,007,531          63,724,420
    Borrowed funds                                                                      9,844,287           9,210,609
    Advances from borrowers for taxes and insurance                                       425,027             422,832
    Deferred gain on sale of foreclosed real estate                                        66,864              66,864
    Deferred income tax                                                                    99,770                   -
    Due to low-income housing partnership                                                 461,740             461,740
    Accrued expenses and other liabilities                                                812,153             479,274
                                                                                      -----------         -----------
                                                                                       74,717,372          74,365,739
Equity
    Preferred stock, par value $.01; 500,000 shares authorized;
      none issued and outstanding                                                               -                   -
    Common stock, par value $.01; 2,000,000 shares authorized;
      859,625 shares issued and 851,240 outstanding at
      September 30, 1996 and at June 30, 1996                                               8,596               8,596
    Additional paid-in-capital                                                          7,984,602           7,979,421
    Retained earnings, substantially restricted                                         5,714,221           5,870,983
    Unearned Employee Stock Ownership Plan shares                                        (630,396)           (630,396)
    Unearned Recognition and Retention Plan shares                                       (314,166)           (331,461)
    Treasury stock, at cost (8,385 shares)                                               (111,545)           (111,545)
                                                                                      -----------         -----------
      Total shareholders' equity                                                       12,651,312          12,785,598
                                                                                      -----------         -----------

      Total liabilities and shareholders' equity                                      $87,368,684         $87,151,337
                                                                                      ===========         ===========

______________________________________________________________________________________________________________________


The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended September 30, 1996 and 1995
(Unaudited)


______________________________________________________________________________________________

                                                                       1996           1995
Interest income
     Loans Receivable
          First mortgage loans                                      $1,020,205       $961,077
          Consumer and other loans                                     239,897        237,429
     Securities                                                         85,936         48,511
     Mortgage-backed and related securities                            233,632        125,982
     Other interest-earning assets                                      79,284        143,672
                                                                    ----------     ----------

          Total interest income                                      1,658,954      1,516,671

Interest expense
     Deposits                                                          690,706        741,704
     Borrowed funds                                                    131,479         65,602
                                                                    ----------     ----------

          Total interest expense                                       822,185        807,306
                                                                    ----------     ----------

NET INTEREST INCOME                                                    836,770        709,365

Provision for loan losses                                               15,000         15,000
                                                                    ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    821,770        694,365

Noninterest income
     Net gain on sale of loans                                           7,665         21,374
     Net loss on foreclosed real estate                                      0           (100)
     Net loss on sale of fixed assets                                   (1,003)             0
     Other                                                              97,985         96,140
                                                                    ----------     ----------
                                                                       104,648        117,414

Noninterest expense
     Compensation and benefits                                         312,509        252,464
     Occupancy and equipment                                           102,980         97,494
     SAIF deposit insurance premium                                    448,436         35,990
     Other                                                             205,271        218,100
                                                                    ----------     ----------
                                                                     1,069,197        604,048


INCOME BEFORE FEDERAL INCOME TAXES                                    (142,780)       207,731

Federal income tax expense (benefit)                                   (50,490)        71,906
                                                                    ----------     ----------


NET INCOME (LOSS)                                                     ($92,290)      $135,825
                                                                    ----------     ----------

Earnings (loss) per share                                               ($0.12)         $0.10
______________________________________________________________________________________________


The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 1995
(Unaudited)
______________________________________________________________________________





Balance at June 30, 1996                                       $12,785,598

Net loss                                                           (92,290)

Effect of shares committed to be released by                         5,181
ESOP, at market value

Cash dividends declared on common stock @ $.075 per share          (64,472)

Amortization of 1300  RRP shares                                    17,295

Balance at September 30, 1996                                  $12,651,312











______________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1996 and 1995
(Unaudited)


__________________________________________________________________________________________________________

                                                                                 1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           ($92,290)         $135,825
   Adjustments to reconcile net income to
     net cash provided from operating activities
      Amortization/ (accretion) of
         Intangible Assets                                                        2,137            11,772
         Net deferred loan origination fees                                     (27,919)          (45,066)
      Premiums and discounts on securities                                       (7,162)            5,535
      Provision for loan losses                                                  15,000            15,000
      RRP expense                                                                17,295                 -
      ESOP expense                                                                5,181               988
      Net loss on sale of foreclosed real estate
        and fixed assets                                                          1,003               100
      Loans originated for sale                                                (513,735)         (608,667)
      Proceeds from sale of loans held for sale                                 363,400           865,191
      Net gain on sales of loans held for sale                                   (7,665)          (21,374)
      Depreciation of premises and equipment                                     47,821            48,007
      Change in
         Accrued interest receivable                                             32,244            (1,487)
         Other assets                                                          (379,981)          265,869
         Accrued expenses and other liabilities                                 432,649             6,593
                                                                              ---------         ---------
               Total adjustments to reconcile net income to                     (19,732)          542,461
                                                                              ---------         ---------
               Net cash provided by (used in) operating
                 activities                                                    (112,022)          678,286

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease (increase) in interest-earning time
     deposits with other financial institutions                                $397,000         ($895,000)
   Net decrease (increase) in loans                                            (954,195)          557,589
   Premises and equipment expenditures                                          (42,470)          (14,218)
   Proceeds from sale of fixed assets                                             7,800                 -
   Purchases of securities available-for-sale                                       (65)                -
   Purchases of securities held to maturity                                    (901,631)       (5,074,456)
   Proceeds from sales of securities available-for-sale                             320
   Paydowns on securities held to maturity                                      573,808           123,585
   Proceeds from sale of foreclosed real estate                                       -            11,000
   Income from investment in low-income housing partnership                       6,691                 -
                                                                              ---------         ---------
         Net cash used in investing activities                                 (912,742)       (5,291,500)


__________________________________________________________________________________________________________

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1996 and 1995
(Unaudited)

__________________________________________________________________________________________________________

                                                                                 1996             1995
                                                                             ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net of
      conversion costs                                                                -        $7,285,569
   Cash dividends paid                                                          (64,472)                -
   Net decrease in deposits                                                    (716,889)         (690,702)
   Net change in advances from borrowers for taxes
      and insurance                                                               2,195            31,836
   Proceeds from borrowed funds                                               3,250,000         2,500,000
   Repayments of borrowed funds                                              (2,616,322)       (1,134,371)
                                                                             ----------        ----------
         Net cash provided by (used in) financing activities                   (145,488)        7,992,332
                                                                             ----------        ----------


Net change in cash and cash equivalents                                      (1,170,252)        3,379,118

Cash and cash equivalents at beginning of period                              4,111,621         3,822,260
                                                                             ----------        ----------

Cash and cash equivalents at end of period                                   $2,941,369        $7,201,378
                                                                             ==========        ==========



Supplemental disclosures of cash flow information
   Cash paid for
      Interest on deposits, advances and other
        borrowings                                                             $813,099          $792,936
      Income taxes                                                               65,000            15,000


__________________________________________________________________________________________________________


            See accompanying notes to consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1996
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three months ended September 30, 1996 and 1995 includes the consolidated results of operations of Three Rivers Financial, Inc (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year.

NOTE 2 - SECURITIES

     The company classifies securities into held-to-maturity and available for sale categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, if applicable, included as a separate component of equity, net of tax.

     The Company's portfolios on securities held-to-maturity and available-for-sale consist of securities acquired to meet the Company's regulatory liquidity requirement and anticipated near term cash funding requirements. Securities in these portfolios are U.S. Government and federal agency securities, securities issued by states and political subdivisions and corporate securities. The mortgage backed and related securities portfolio consist of issues from FHLMC, GNMA, FNMA and other collateralized mortgage obligations with contractual maturities ranging from one to 25 years. The remaining securities held to maturity are primarily due in one to five years. Approximately 94% of the combined securities portfolio consists of fixed rate instruments while the remainder consists of floating rate instruments. The net unrealized depreciation on these portfolios is due to the higher interest rate
     environment at the time these securities were purchased.   As the duration
     of these instruments shortens, the fair value will increase. Therefore, management considers these losses temporary in nature at September 30, 1996.
_______________________________________________________________________________

                                   Continued

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1996
(Unaudited)

NOTE 3 - DEPOSITS AND LOANS

       The company is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing those funds by originating loans secured by one-to-four family residential properties located in its market area, loans secured by multi-family residential and commercial properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit and consumer loans, both secured and unsecured, including loans secured by savings accounts. The Company sells most long-term fixed rate mortgage loans to the secondary market. At September 30, 1996, the Company had total assets of $87.4 million, deposits of $63.0 million, and net loans receivable of $57.2 million (including loans held for sale).

NOTE 4 - BORROWINGS

       Borrowings at September 30, 1996 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.19% to 6.00%. The loans are collateralized by the Company's single family whole loans, U. S. Government and Agency securities and mortgage backed securities. Adjustable rate advances included $2 million indexed to the 3 month LIBOR rate which adjusts quarterly. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at September 30, 1996. The remaining balance of $7.8 million of advances are fixed rate, fixed term, with maturities from 4 months to 4 years.

NOTE 5 -  EARNINGS PER COMMON SHARE

       Earnings per common share for the three months ended September 30, 1996 were computed by dividing net income by the weighted average number of share of common stock outstanding net of ESOP and Treasury Stock Shares. The weighted average number of shares outstanding for the three months ended September 30, 1996 was 789,060.


_______________________________________________________________________________

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended September 30, 1996
(Unaudited)



NOTE 6 - REGULATORY CAPITAL REQUIREMENTS

      Pursuant to FIRREA, savings institutions must meet three separate minimum
      capital-to-asset requirements.   The following table summarizes, as of
      September 30, 1996, the capital requirements for the Bank under FIRREA and the Bank's actual capital ratios. As of September 30, 1996, the Bank substantially exceeded all current regulatory capital requirements.



                                                    Regulatory
                                  Capital Requirement         Actual Capital
                                  Amount       Percent      Amount     Percent
                                              (Dollars in thousands)
     Risk-based capital           $3,557        8.00%      $10,744      24.16%
     Core capital                  2,609        3.00%       10,290      11.83%
     Tangible capital              1,305        1.50%       10,290      11.83%



________________________________________________________________________________

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual saving bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at September 30, 1996 to June 30, 1996 and the results of operations for the three month period ended September 30, 1996 with the same period ended September 30, 1995. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

September 30, 1996 compared to June 30, 1996.

The Bank's total assets remained at a constant level for the period ended September 30, 1996 with a slight increase of .25% from $87.2 million at June 30, 1996 to $87.4 million at September 30, 1996.

Cash and cash equivalents decreased $1.2 million or 29.3% from $4.1 million at June 30, 1996 to $2.9 million at September 30, 1996. This is due primarily to an increase in the loans receivable of $972,000 or 2.00% from $56 million to $57.0 million.

Interest-earning time deposits with other financial institutions decreased $397,000 or 10.3% from $3.9 million at June 30, 1996 to $3.5 million at September 30, 1996. Securities increased $335,000 or 1.7%, from $19.9 million at June 30, 1996 to $20.2 million at September 30, 1996. Total securities held September 30, 1996 included $630,000 in securities available for sale and $19.6 million in securities held-to-maturity. The securities available for sale consisted of equity securities for which there is no stated maturity or interest rate. The securities held-to-maturity consisted of U.S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations. In order to obtain a higher yield, management increased the Bank's portfolio of mortgage-backed securities using funds from the maturities of deposits with other financial institutions.





________________________________________________________________________________

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Total borrowed funds increased $634,000 to $9.8 million at September 30,1996. Borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") with both fixed and variable interest rates and stated maturities ranging through 2001. The FHLB has designed various borrowing programs to assist financial institutions in managing liquidity needs and interest rate risk.

Total deposits decreased $717,000 to $63 million for the period ended September 30, 1996. The largest decrease by deposit category was in time deposits. Management believes that customers are seeking higher yielding investment alternatives due to the low interest rate environment.

Total shareholders' equity of the Company decreased $134,000, primarily as a result of the BIF/SAIF-Regulatory Burden Relief Package as signed by President Clinton on September 30, 1996. This package included a one-time special assessment of 65.7 basis points based on March 31, 1995 deposit balances to capitalize the SAIF. The result was a pre-tax charge to income in the amount of $411,000.


RESULTS OF OPERATIONS

Net loss for the three months ended September 30, 1996 was $92,000 compared to net income of $136,000 for the three months ended September 30, 1995, a decrease of 167.9%. This was primarily due to the special pre-tax assessment of $411,000, as well as an increase in the cost of funds of $15,000, or 1.84%. These were partially offset by an increase in interest income of $142,000, or 9.4%.

Net interest income before the provision for loan losses increased $128,000 to $837,000 for the three months ended September 30, 1996 from $709,000 at September 30, 1995.

Provision for loan losses remained constant for the three months ended September 30, 1996 compared to the same period ended September 30, 1995.

Non-interest income decreased $13,000 to $104,000 from $117,000 for the three months ended September 30, 1996 compared to the same period ended September 30, 1995. This was due to a decrease in fixed rate loans sold in the secondary market. With the increase in long term fixed rates, the demand for long term fixed rate loans has decreased, while the demand for adjustable rate rate loans has increased. The Company sells most long-term fixed rate mortgage loans in the secondary market to manage interest rate risk.


________________________________________________________________________________

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Non-interest expense increased by $465,000 to $1,069,000 for the three months ended September 30, 1996 compared to $604,000 for the corresponding period in 1995. The majority of the increase was reflected in the SAIF deposit insurance premium which was the one-time charge for the recapitalization of SAIF. (Refer to Paragraph #3 under Financial Condition and Results of Operation).

Compensation and benefits increased by $60,000 to $312,000 for the period ended September 30, 1996 compared to $252,000 for the corresponding period in 1995. Included in the compensation and benefits expense was an increase in the Employee Stock Ownership Plan (ESOP) of $16,000 to $22,000 from $6,000. When the Company converted, an Employee Stock Ownership Plan (ESOP) was established for the benefit of substantially all employees. To fund the Plan, the ESOP borrowed $687,700 from the Company for the purpose of purchasing 68,770 shares of stock at $10 per share. The loan is secured by the shares of the Company's common stock purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be released from a suspense account and allocated among participants. According to the provisions of the ESOP Loan, as of June 30, 1996, principal payments had been made against the loan in the amount of $57,300. The increase in ESOP expense was due to a full quarter charged to income for the period ended September 30, 1996 compared to a one month expense for the corresponding period ended September 30, 1995. Also included in compensation and benefits expense was $17,000 for the Management Recognition and Retention Plan (the "Plan") as approved by the stockholders effective, April 17, 1996. The purpose of the Plan is to retain directors and executive officers in key positions by providing such persons with a proprietary interest in the Holding Company as partial compensation for their contributions to the Holding Company and to the Bank and their Affiliaties and as an incentive to make such contributions and to promote the Holding Company's and the Bank's growth and profitability in the future.

Retirement expense increased by $15,000 to $16,000 for the three months ended September 30, 1996 compared to $1,000 for the corresponding period ended September 30, 1995. The reduced expense for the period ended in 1995 was due to the Company changing retirement plans which resulted in an overpayment in the new plan. Thus the expense for the three months ended September 30, 1995 was substantially lower as a result of the one time transfer of plan assets.




________________________________________________________________________________

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Due to the pre-tax loss of $143,000 for the period ended September 30, 1996 as compared to income of $208,000 for the same period ended September 30, 1995, income tax expense decreased by $122,000 to a $50,000 tax credit for the period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three month period ended September 30, 1996 which was consistent with the amount for the period ended September 30, 1995. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore, continue to make additional provisions to the allowance for loan losses.

ASSET QUALITY

Total non-performing assets decreased $88,000 at September 30, 1996 to $515,000 as compared to $603,000 at June 30, 1996. The ratio of non-performing assets to total assets at September 30, 1996 was .59% compared to .69% at June 30, 1996. Included in non performing assets at September 30, 1996 were consumer loans in the amount of $18,000 non-performing mortgages of $62,000, and foreclosed real estate of $435,000.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of March 31 1996, $506,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $70,400 as special mention. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares the asset classification listing in conformity with the OTS regulations.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, borrowings from the FHLB and interest payments on loans. While scheduled repayments of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has managed this fluctuation in its sources of funds through borrowings from the FHLB.
________________________________________________________________________________

                                 (Continued)

A standard measure of liquidity for thrift institutions is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. Currently, the OTS encourages savings institutions to maintain a liquidity ratio of 5%, of which 1% must be comprised of short-term investments. As of September 30 1996, the Bank's liquidity ratio was 11.24%.

REGULATORY DEVELOPMENTS

Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply for the Company's consolidated financial statements beginning with the year ending June 30, 1997. Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No 122, "Accounting for Mortgage Servicing Rights," requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. SFAS No 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. SFAS No 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabililties," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted.

These statements are not expected to have a material effect on the Company's consolidated financial position or results of operation.







_______________________________________________________________________________

                                    PART II

ITEM 1 - LEGAL PROCEEDINGS

     None


ITEM 2 - CHANGES IN SECURITIES

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5 - OTHER INFORMATION

     On August 13, 1996, the Company declared a cash dividend of $.075 per share which was payable on October 1, 1996 to stockholders of record on September 10, 1996.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     None

     (b)  Reports on Form 8-K
     None





________________________________________________________________________________

                       Three Rivers Financial Corporation
                             Three Rivers, Michigan


                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Three Rivers Financial Corporation


Date: November 13, 1996                 /s/ G. Richard Gatton
                                        --------------------------------------
                                        G.  Richard Gatton
                                        President and Chief Executive Officer





Date: November 13, 1996                 /s/ Martha Romig
                                        --------------------------------------
                                        Martha Romig
                                        Senior Vice-President, Treasurer and
                                        Chief Financial Officer







______________________________________________________________________________

                                Exhibit Index
                                -------------



Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule
