Form 10QSB
period 1996-12-31
THREE RIVERS FINANCIAL CORP
filed 1997-02-13
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

     For the transition period from ________  to  ______

     Commission File No. 1-13826

                       THREE RIVERS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             38-3235452
          --------                                             ----------
 (State or other jurisdiction of                           (IRS Employer ID No)
  Incorporation or organization)


              123 Portage Avenue, Three Rivers, Michigan      49093
              --------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                 (616) 279-5117
                                 --------------
               Registrant's telephone number, including area code

                                      N/A
                                      ---
      Former name, address, and fiscal year, if changed since last report

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.     YES   X       NO
                       ---          ---

     Indicate the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

     859,625 shares of Common Stock, Par Value $.01 per share as of December 31, 1996

     Transitional Small Business Disclosure Format (check one):  Yes   ; No X
                                                                    ---    ---

                     THREE RIVERS FINANCIAL CORPORATION
                           THREE RIVERS, MICHIGAN

                                  FORM 10Q

                                    INDEX


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements of Three Rivers Financial Corporation (Unaudited)

             Condensed Consolidated Balance Sheets as of December 31, 1996
              and June 30, 1996                                                         1

             Condensed Consolidated Statements of Income for the three and six
              months ended December 31, 1996 and 1995                                   2

             Condensed Consolidated Statements of Changes in Shareholders' Equity       3

             Consolidated Statements of Cash Flows for the six months ended
              December 31, 1996 and 1995                                                4

             Notes to Consolidated Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                             9

PART II.     OTHER INFORMATION                                                          14

             Signatures                                                                 15

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS *
December 31 and June 30, 1996
(Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                December 31,   June 30,
                                                                                   1996         1996
                                                                                   ----         ----
ASSETS
Cash and due from other financial institutions                                $ 1,956,963    $ 2,613,637
Interest-earning deposits with other financial institutions                     1,197,857      1,497,984
                                                                              -----------    -----------
    Cash and cash equivalents                                                   3,154,820      4,111,621
Interest-earning time deposits with other financial institutions                3,173,980      3,867,980
Securities available for sale                                                     778,993        630,631
Securities held to maturity (fair value: $19,421,335 at
  December 31, 1996, and $18,875,837 at June 30, 1996)                         19,471,793     19,267,832
Loans receivable, net of allowance for loan losses of
  $471,556 at December 31, 1996, and $440,835 at June 30, 1996)                58,923,548     56,042,608
Loans held for sale                                                               121,200              -
Accrued interest receivable                                                       542,924        554,937
Premises and equipment, net                                                     1,452,000      1,484,805
Intangible assets                                                                  51,994         56,268
Foreclosed real estate                                                            396,515        440,304
Investment in low-income housing partnership                                      486,499        499,880
Other assets                                                                      716,422        194,471
                                                                              -----------    -----------

    Total assets                                                              $89,270,688    $87,151,337
                                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Demand deposits                                                           $ 2,285,517    $ 2,442,447
    Savings and NOW deposits                                                   20,090,378     21,086,566
    Other time deposits                                                        37,996,359     40,195,407
                                                                              -----------    -----------
      Total deposits                                                           60,372,254     63,724,420
    Borrowed funds                                                             14,844,287      9,210,609
    Advances from borrowers for taxes and insurance                               162,743        422,832
    Deferred gain on sale of foreclosed real estate                                55,884         66,864
    Due to low-income housing partnership                                         461,740        461,740
    Accrued expenses and other liabilities                                        574,034        479,274
                                                                              -----------    -----------
      Total liabilities                                                        76,470,942     74,365,739
Equity
    Preferred stock, par value $.01; 500,000 shares authorized;
      none issued and outstanding                                                       -              -
    Common stock, par value $.01; 2,000,000 shares authorized;
      859,625 shares issued and 851,240 outstanding at
      December 31, 1996 and June 30, 1996                                           8,596          8,596
    Additional paid-in-capital                                                  7,990,742      7,979,421
    Retained earnings, substantially restricted                                 5,839,220      5,870,983
    Unearned Employee Stock Ownership Plan shares                                (630,396)      (630,396)
    Unearned Recognition and Retention Plan shares                               (296,871)      (331,461)
    Treasury stock, at cost (8,385 shares)                                       (111,545)      (111,545)
                                                                              -----------    -----------
      Total shareholders' equity                                               12,799,746     12,785,598
                                                                              -----------    -----------

      Total liabilities and shareholders' equity                              $89,270,688    $87,151,337
                                                                              ===========    ===========
--------------------------------------------------------------------------------------------------------

* The financial information at June 30, 1996 is derived from the audited financial statements for the year ended June 30, 1996.

  The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended December 31, 1996 and 1995
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended               Six Months Ended
                                                                          December                       December
                                                                   1996           1995            1996            1995
                                                                   ----           ----            ----            ----
Interest income
      Loans receivable
          First mortgage loans                                   $1,019,565      $  993,584      $2,039,770     $1,954,661
          Consumer and other loans                                  247,257         226,861         487,154        464,290
     Securities                                                     131,792          69,638         217,728        118,149
     Mortgage-backed and related securities                         237,443         160,945         471,075        286,927
     Other interest-earning assets                                   67,971         140,008         147,255        283,680
                                                                 ----------      ----------      ----------     ----------

          Total interest income                                   1,704,028       1,591,036       3,362,982      3,107,707

Interest expense
     Deposits                                                       669,022         714,830       1,359,728      1,456,534
     Borrowed funds                                                 169,472          76,936         300,951        142,538
                                                                 ----------      ----------      ----------     ----------

          Total interest expense                                    838,494         791,766       1,660,679      1,599,072
                                                                 ----------      ----------      ----------     ----------

NET INTEREST INCOME                                                 865,534         799,270       1,702,303      1,508,635

Provision for loan losses                                            15,000          20,000          30,000         35,000
                                                                 ----------      ----------      ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 850,534         779,270       1,672,303      1,473,635

Noninterest income
     Net gain on sale of loans                                       17,178          25,204          24,843         46,578
     Net gain on foreclosed real estate                              16,717          12,919          16,717         12,819
     Net loss on sale of fixed assets                                     0               0          (1,003)             0
     Other                                                          115,076         100,181         213,061        196,321
                                                                 ----------      ----------      ----------     ----------
    Total noninterest income                                        148,971         138,304         253,618        255,718

Noninterest expense
     Compensation and benefits                                      321,856         242,504         634,365        467,629
     Occupancy and equipment                                        111,826          99,212         214,806        196,706
     SAIF deposit insurance premium                                  28,453          36,283         476,889         72,273
     Other                                                          220,805         255,700         426,076        501,139
                                                                 ----------      ----------      ----------     ----------
    Total noninterest expense                                       682,940         633,699       1,752,136      1,237,747
                                                                 ----------      ----------      ----------     ----------


INCOME BEFORE FEDERAL INCOME TAXES                                  316,565         283,875         173,785        491,606

Federal income tax expense                                          114,200         100,650          63,710        172,556
                                                                 ----------      ----------      ----------     ----------

NET INCOME                                                       $  202,365      $  183,225      $  110,075     $  319,050
                                                                 ==========      ==========      ==========     ==========
Earnings per share                                               $     0.26      $     0.21      $     0.14     $     0.31
                                                                 ==========      ==========      ==========     ==========
--------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six months ended December 31, 1996
(Unaudited)



--------------------------------------------------------------------------------

Balance at June 30, 1996                                            $12,785,598

Net income                                                              110,075

Effect of shares committed to be released by ESOP, at market value       11,321

Cash dividends - $.165 per common share                                (141,838)

Amortization of 1,300 RRP shares                                         34,590

Balance at December 31, 1996                                        $12,799,746


--------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1996 and 1995
  (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                           1996              1995
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   110,075       $   319,050
   Adjustments to reconcile net income to
     net cash provided from operating activities
      Amortization/ (accretion) of
         Intangible assets                                                   4,274            23,545
         Net deferred loan origination fees                                (35,717)          (14,869)
         Deferred gain on sale of foreclosed
            real estate                                                    (10,980)          (12,918)
         Premiums and discounts on securities                              (16,377)            4,758
      Provision for loan losses                                             30,000            35,000
      RRP expense                                                           34,590                 -
      ESOP expense                                                          11,321            27,447
      Change in unearned discounts on loans                                 (1,762)           (1,029)
      Net loss (gain) on sale of foreclosed real estate
        and fixed assets                                                    (4,733)              100
      Loans originated for sale                                         (1,434,630)       (1,708,513)
      Proceeds from sale of loans held for sale                          1,338,274         1,963,541
      Net gain on sales of loans held for sale                             (24,843)          (46,579)
      Depreciation of premises and equipment                               101,552            96,131
      Change in
         Accrued interest receivable                                        12,013          (123,418)
         Other assets                                                     (521,953)          233,834
         Accrued expenses and other liabilities                             94,760           (16,585)
                                                                       -----------       -----------
               Total adjustments to reconcile net income to               (424,211)          460,445
                                                                       -----------       -----------
               Net cash provided by (used in) operating
                 activities                                               (314,136)          779,495

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease (increase) in interest-earning time
     deposits with other financial institutions                     $      694,000   $      (895,000)
   Net decrease (increase) in loans                                     (2,866,436)        1,574,038
   Purchase of loans                                                             -        (2,571,006)
   Premises and equipment expenditures                                     (77,551)          (89,005)
   Proceeds from sale of fixed assets                                        7,800
   Net sales (purchases) of securities available for sale                 (148,362)          499,863
   Purchases of securities held to maturity                             (1,297,040)       (6,969,681)
   Paydowns on securities held to maturity                               1,109,457           533,771
   Proceeds from sale of foreclosed real estate                             42,500            11,000
   Proceeds from investment in low-income housing partnership               13,382                 -
                                                                       -----------       -----------
               Net cash used in investing activities                    (2,522,250)       (7,906,020)
----------------------------------------------------------------------------------------------------

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1996 and 1995
  (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                           1996              1995
                                                                           ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock, net of
      conversion costs                                                 $         -       $ 7,285,569
   Cash dividends paid                                                    (141,838)          (64,473)
   Net increase (decrease) in deposits                                  (3,352,166)          109,587
   Net change in advances from borrowers for taxes
      and insurance                                                       (260,089)         (470,721)
   Proceeds from borrowed funds                                          9,250,000         2,500,000
   Repayments of borrowed funds                                         (3,616,322)       (1,134,372)
                                                                       -----------       -----------
               Net cash provided by financing activities                 1,879,585         8,225,590
                                                                       -----------       -----------


Net change in cash and cash equivalents                                   (956,801)        1,099,065

Cash and cash equivalents at beginning of period                         4,111,621         3,822,260
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 3,154,820       $ 4,921,325
                                                                       ===========       ===========



Supplemental disclosures of cash flow information
   Cash paid for
      Interest on deposits, advances and other
             borrowings                                                $ 1,700,699       $ 1,622,348
      Income taxes                                                         120,000            91,000


   Transfers from loans to real estate acquired
      through foreclosure                                                        -            33,789
----------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1996
(Unaudited)

Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the six months ended December 31, 1996, and 1995 includes the consolidated results of operations of Three Rivers Financial, Inc. (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year or any other period.

Note 2 - SECURITIES

       The Company classifies securities into held to maturity and available for sale categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, if applicable, included as a separate component of equity, net of tax.

       The Company's portfolios of securities held to maturity and available for sale consist of securities acquired to meet the Company's regulatory liquidity requirement and anticipated near term cash funding requirements. Securities in these portfolios are U.S. Government and federal agency securities, securities issued by states and political subdivisions and corporate securities. The mortgage-backed and related securities portfolio consist of issues from FHLMC, GNMA, FNMA, and other collateralized mortgage obligations with contractual maturities ranging from one to 25 years. The remaining securities held to maturity are primarily due in one to five years. Approximately 94% of the combined securities portfolio consists of fixed rate instruments while the remainder consists of floating rate instruments. The net unrealized depreciation on these portfolios is due to the higher interest rate environment at the time these securities were purchased. As the duration of these instruments shortens, the fair value will increase. Therefore, management considers these losses temporary in nature at December 31, 1996.

--------------------------------------------------------------------------------

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1996
(Unaudited)


NOTE 3 - DEPOSITS AND LOANS

     The Company is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing those funds by originating loans secured by one-to-four family residential properties located in its market area, loans secured by multi-family residential and commercial properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit and consumer loans, both secured and unsecured, including loans secured by savings accounts. The Company sells most long-term fixed rate mortgage loans to the secondary market. At December 31, 1996, the Company had total assets of $89.3 million, deposits of $60.4 million, and net loans receivable of $59.0 million (including loans held for sale).

NOTE 4 - BORROWINGS

     Borrowings at December 31, 1996 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.19% to 6.00%.
     The loans are collateralized by the Company's   single family whole loans,
     U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $5.8 million indexed to the 3 month LIBOR rate which adjust quarterly. The remaining balance of $9.0 million of advances are fixed rate, fixed term, with maturities from one month to four years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at December 31, 1996.

NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share for the three months ended December 31, 1996 were computed by dividing net income by the weighted average number of share of common stock outstanding net of ESOP and Treasury Stock Shares. The weighted average number of shares outstanding for the three months ended December 31, 1996 was 789,919.


--------------------------------------------------------------------------------

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1996
(Unaudited)

Note 6 - REGULATORY CAPITAL REQUIREMENTS

       Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1996, the capital requirements for the Bank and the Bank's actual capital ratios. As of December 31, 1996, the Bank substantially exceeded all current regulatory capital requirements.




                           Regulatory

                     Capital Requirement      Actual Capital
                    ----------------------  ------------------

                              (Dollars in thousands)

                      Amount      Percent    Amount    Percent
                    ----------  ----------  ---------  -------
Risk-based capital    $3,660       8.00%    $10,928     23.89%

Core capital           2,667       3.00%     10,458     11.76%

Tangible capital       1,334       1.50%     10,458     11.76%






--------------------------------------------------------------------------------

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at December 31, 1996 to June 30, 1996 and the results of operations for the three-month period ended December 31, 1996 and the six-month period ended December 31, 1996, with the same periods ended December 31, 1995. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

December 31, 1996 compared to June 30, 1996.

The Company's total assets increased $2.1 million from $87.2 million at June 30, 1996 to $89.3 at December 31, 1996. The increase was due primarily to increases in loans receivable and other assets. Such increases were partially offset by decreases in cash and cash equivalents and interest-earning-time deposits with other financial institutions.

Loans receivable increased $3.0 million or 5.36% from $56.0 million at June 30, 1996 to $59.0 million at December 31, 1996. This includes $121,000 in loans held for sale.

Other assets increased $522,000 or 269.1% from $194,000 at June 30, 1996 to $716,000 at December 31, 1996. The majority of this increase was due to the purchase of annuities in order to replace benefits lost for two executive officers resulting from changes in the pension plan for the plan year beginning December 1, 1994. Also a deferred compensation plan was purchased for a director.

Cash and cash equivalents decreased $900,000 or 22.0% from $4.1 million at June 30, 1996 to $3.2 million at December 31, 1996. This decease in cash was the result of the increase in loan demand along with a decrease in deposits.

Interest-earning time deposits with other financial institutions decreased $700,000 or 21.9% from $3.9 million to $3.2 million at December 31, 1996. Securities increased $400,000 or 2.0% from $19.9 million at June 30, 1996 to $20.3 million at December 31, 1996. Total securities held December 31, 1996 included $779,000 in securities available for sale and $19.5 million in securities held to maturity. The securities available for sale consisted of equity securities for which there is no stated maturity or interest rate. The securities held to maturity consisted of U. S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations. In order to obtain a higher yield, management increased the Company's portfolio of mortgage-backed securities using funds from the maturities of time deposits with other financial institutions.

--------------------------------------------------------------------------------

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Total borrowed funds increased $5.6 million or 60.9% from $9.2 million at June 30, 1996 to $14.8 million at December 31, 1996. Borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") with both fixed and variable interest rates and stated maturities ranging through 2001. The FHLB has designed various borrowing programs to assist financial institutions in managing liquidity needs and interest rate risk. This increase was the result of an increase in loan demand along with a decrease in total deposits.

Total deposits decreased $3.4 million to $60.4 million for the six-month period ended December 31, 1996. The largest decrease by deposit categories was in time deposits and statement savings accounts. Management believes that customers are seeking higher yielding investment alternatives due to the low interest rate environment.

RESULTS OF OPERATIONS

Net income for the three months ended December 31, 1996 was $202,000 compared to $183,000 for the three months ended December 31, 1995, an increase of $19,000 or 10.4%. Increases in interest income of $113,000, or 7.1%, partially offset by increases in interest expense of $46,000, or 5.8% and increases in noninterest expense of $49,000, or 7.7%, primarily account for the increase in net income.

Net income for the six months ended December 31, 1996 was $110,000 compared to $319,000 for the six months ended December 31, 1995, a decrease of $209,000 or 65.5%. This was primarily a result of the BIF/SAIF Regulatory Burden Relief Package signed by President Clinton on September 30, 1996. The impact of this legislation on the Company's noninterest expense was approximately $411,000 pretax for the six-month period ended December 31, 1996.

In addition to the BIF/SAIF special assessment, net income for the six months ended December 31, 1996 as compared to the same period in 1995 was impacted by an increase of $166,000, or 35.5% in compensation and benefits primarily related to additional stock-incentive and benefit plans resulting from the conversion in August, 1995. Increases in interest expense of $62,000, or 3.9% in 1996 as compared to 1995 further contributed to the decline in net income. This increase in interest expense primarily related to additional FHLB borrowings in 1996. These increased expenses were partially offset by increases of approximately $255,000 or 8.2%, in interest income.

The provision for loan losses decreased $5,000 to $15,000 for the three-month period ended December 31, 1996 as compared to $20,000 for the three-month period ended December 31, 1995. This same decrease is reflected in the six-month period ended December 31, 1996 as compared to the six-month period ended December 31, 1995. The decision to decrease the loan loss provision was based on management's review of its assets that were classified as of December 31, 1996.



--------------------------------------------------------------------------------
                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Compensation and benefits increased $79,000 to $322,000 from $243,000 for the three-month period ended December 31, 1996 and $166,000 to $634,000 from $468,000 for the six-month period ended December 31, 1996 as compared to the corresponding periods in 1995. Included in the compensation and benefits expense was an increase in the Employee Stock Ownership Plan (ESOP) expense of $19,000 for the six-month period ending December 31, 1996. In connection with the conversion of the Bank, an Employee Stock Ownership Plan (ESOP) was established for the benefit of substantially all employees. To fund the ESOP, the ESOP borrowed $687,700 from the Company for the purpose of purchasing 68,770 shares of stock at $10 per share. The loan is secured by the shares of the Company's common stock purchased with the loans proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be released from a suspense account and allocated among participants. According to the provisions of the ESOP Loan, as of June 30, 1996, principal payments had been made against the loan in the amount of $57,300. The increase in ESOP expense was due to a full six months charged to income for the period ended December 31, 1996 compared to four months expense for the corresponding period ended December 31, 1995. Also included in compensation and benefits expense was $17,000 for the three-month period ended December 31, 1996 and $35,000 for the six-month period ended December 31, 1996, for the Management Recognition and Retention Plan (the "Plan") as approved by the stockholders effective April 17, 1996. The purpose of the Plan is to retain directors and officers in key positions by providing such persons with a proprietary interest in the Holding Company as partial compensation for their contributions to the Holding Company and to the Bank and their Affiliates and as an incentive to make such contributions and to promote the Holding Company's and the Bank's growth and profitability in the future.

Retirement expense increased by $19,000 to $16,000 for the three months ended December 31,1996, compared to ($3,000) for the corresponding period ended December 31, 1995. For the six-month period ended December 31, 1996, retirement expense increased $34,000 to $32,000 from ($2,000) for the corresponding period ended December 31, 1995. The reduced expense for the period ended in 1995 was due to the Company changing retirement plans which resulted in an overpayment in the new plan. Thus the expense for the three and six-month periods ended December 31, 1995 was substantially lower as a result of the one-time transfer of plan assets.

Other expense decreased $35,000 from $256,000 to $221,000 for the three-month period ended December 31, 1996. For the six-month period ended December 31, 1996, other expense decreased $75,000 from $501,000 to $426,000. These decreases were a result of negotiations of a new contract with Fiserv, the corporation that handles data processing for the Company, the completion of the amortization of a premium on core deposits, and an overall reduction in other operating expenses.

Income tax expense is lower for the three and six-month periods ended December 31, 1996 due to lower taxable income as compared to the same periods in 1995.

--------------------------------------------------------------------------------
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended December 31, 1996 and $30,000 for the six-month period ended December 31, 1996. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore, continue to make additional provisions to the allowance for loan losses. No assurance can be given that amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $14,000 at December 31, 1996 to $589,000 as compared to $603,000 at June 30, 1996. The ratio of non-performing assets to total assets at December 31, 1996 was .66%, compared to .69% at June 30, 1996. Included in non-performing assets at December 31, 1996 were consumer loans in the amount of $116,000, non-performing mortgages of $76,000, and foreclosed real estate of $397,000.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of December 31, 1996, $468,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $19,000 as special mention. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares the asset classification listing in conformity with the OTS regulations.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, borrowings from the FHLB and interest payments on loans. While scheduled repayments of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has managed this fluctuation in its source of funds through borrowings from the FHLB.

A standard of measure of liquidity for thrift institutions is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. Currently,

--------------------------------------------------------------------------------

                                 (Continued)
the OTS encourages savings institutions to maintain a liquidity ratio of 5%, of which 1% must be comprised of short-term investments. As of December 31, 1996, the Bank's liquidity ratio was 11.84% with total liquid assets of $8,380,000; 6.89% in cash and short term investments, and 4.95% in qualifying long term investments.

REGULATORY DEVELOPMENTS

Several new accounting standards have been issued by the Financial Accounting Standards Board that will apply for the Company's consolidated financial statements beginning with the year ending June 30, 1997. Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Loan-Lived Assets to Be Disposed Of," requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to use a "fair value method" to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro forma effect on net income and on earnings per share had the accounting been adopted. SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishment occurring after December 31, 1996, and early or retroactive application is not permitted.

These statements are not expected to have a material effect on the Company's consolidated financial position or results of operation.


--------------------------------------------------------------------------------

                                    PART II
ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 23, 1996, the Company held its annual meeting of stockholders. At the meeting G. Richard Gatton and Larry A. Clark were re-elected to three-year terms on the Company's Board of Directors. The term of office of directors G. Verglea Gotfryd, Thomas O. Monroe, Sr., Stephen R. Olson, Philip Halverson, and John Mathews continued after the meeting. The only other matter voted on at the annual meeting was the appointment of Crowe, Chizek and Company as the Company's independent auditors for the year ending June 30, 1997. The voting on these matters was as follows:

        1.  Election of Directors

            G. Richard Gatton                    Larry A. Clark
            For:         510,142 votes           For:         510,142 votes
            Withheld:      5,933 votes           Withheld:      5,933 votes


        2.  Appointment of Auditors
            For:            501,132 votes
            Against:          3,375 votes
            Abstentions:      5,635 votes

ITEM 5 - OTHER INFORMATION

     On November 20, 1996, the Company declared a cash dividend of $.09 per share which was payable on January 2, 1997, to stockholders of record on December 12, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         None

     (b) Reports on Form 8-k
         None

--------------------------------------------------------------------------------

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN


                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Three Rivers Financial Corporation


Date: February 13, 1997                    /s/ G. Richard Gatton
                                           -------------------------------------
                                           G. Richard Gatton
                                           President and Chief Executive Officer




Date: February 13, 1997                    /s/ Martha Romig
                                           -------------------------------------
                                           Martha Romig
                                           Senior Vice-President, Treasurer and
                                           Chief Financial Officer







--------------------------------------------------------------------------------

                                EXHIBIT INDEX



Exhibit No.                      Description
-----------                      ------------
    27                           Financial Data Schedule
