Form 10QSB
period 1997-03-31
THREE RIVERS FINANCIAL CORP
filed 1997-05-14
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ---------------------

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                    --------------
( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from         to
                                    --------  --------
     Commission File No. 1-13826
                         -------

                       THREE RIVERS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                              38-3235452
      -------------------------------          ---------------------
      (State or other jurisdiction of          (IRS Employer ID No)
      Incorporation or organization)


              123 Portage Avenue, Three Rivers, Michigan     49093
            --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (616) 279-5117
                                 --------------
               Registrant's telephone number, including area code

                                      N/A
                                      ---
      Former name, address, and fiscal year, if changed since last report

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.     YES   X       NO
                      ----         ----
     Indicate the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

   831,925 shares of Common Stock, Par Value $.01 per share as of May 7, 1997

   Transitional Small Business Disclosure Format (check one):  Yes    ; No  X
                                                                   ---     ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                    FORM 10Q

                                     INDEX



PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements of Three Rivers Financial Corporation (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 1997
               and June 30, 1996                                                                         1

              Condensed Consolidated Statements of Income for the three and nine
               months ended March 31, 1997 and 1996                                                      2

              Condensed Consolidated Statement of Changes in Shareholders' Equity                        3

              Consolidated Statements of Cash Flows for the nine months ended
               March 31, 1997 and 1996                                                                   4

              Notes to Consolidated Financial Statements                                                 6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                              9

PART II.     OTHER INFORMATION                                                                          14

             Signatures                                                                                 15

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 1997 and June 30, 1996
--------------------------------------------------------------------------------

                                                                                            March 31,    June 30,
                                                                                               1997         1996
                                                                                           (Unaudited)
ASSETS
Cash and due from other financial institutions                                             $ 2,041,848  $ 2,613,637
Interest-earning deposits with other financial institutions                                  3,018,130    1,497,984
                                                                                           -----------  -----------
       Cash and cash equivalents                                                             5,059,978    4,111,621
Interest-earning time deposits with other financial institutions                             3,173,980    3,867,980
Securities available for sale                                                                  929,064      630,631
Securities held to maturity (fair value: $18,019,661 at
    March 31, 1997, and $18,875,837 at June 30, 1996)                                       18,219,642   19,267,832
Loans receivable, net of allowance for loan losses of
    $485,924 at March 31, 1997, and $440,835 at June 30, 1996                               60,032,587   56,042,608
Loans held for sale                                                                             94,000            -
Accrued interest receivable                                                                    530,817      554,937
Premises and equipment, net                                                                  1,415,121    1,484,805
Intangible assets                                                                               49,858       56,268
Foreclosed real estate                                                                         455,549      440,304
Investment in low-income housing partnership                                                   479,808      499,880
Other assets                                                                                   724,113      194,471
                                                                                           -----------  -----------
       Total assets                                                                        $91,164,517  $87,151,337
                                                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
       Demand deposits                                                                      $2,383,824   $2,442,447
       Savings and NOW deposits                                                             19,368,207   21,086,566
       Other time deposits                                                                  38,244,863   40,195,407
                                                                                           -----------  -----------
           Total deposits                                                                   59,996,894   63,724,420
       Borrowed funds                                                                       17,344,287    9,210,609
       Advances from borrowers for taxes and insurance                                         243,385      422,832
       Deferred gain on sale of foreclosed real estate                                          26,315       66,864
       Due to low-income housing partnership                                                   433,382      461,740
       Accrued expenses and other liabilities                                                  580,055      479,274
                                                                                           -----------  -----------
           Total liabilities                                                                78,624,318   74,365,739
Equity
       Preferred stock, par value $.01; 500,000 shares authorized;
           none issued and outstanding                                                               -            -
       Common stock, par value $.01; 2,000,000 shares authorized;
           859,625 shares issued; 823,540 outstanding at March 31, 1997,
           and 851,240 outstanding at June 30, 1996                                              8,319        8,596
       Additional paid-in-capital                                                            7,611,146    7,979,421
       Retained earnings, substantially restricted                                           5,942,251    5,870,983
       Unearned Employee Stock Ownership Plan shares                                          (630,396)    (630,396)
       Unearned Recognition and Retention Plan shares                                         (279,576)    (331,461)
       Treasury stock, at cost (8,385 shares)                                                 (111,545)    (111,545)
                                                                                           -----------  -----------
           Total shareholders' equity                                                       12,540,199   12,785,598
                                                                                           -----------  -----------
           Total liabilities and shareholders' equity                                      $91,164,517  $87,151,337
                                                                                           ===========  ===========



________________________________________________________________________________

  The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended March 31, 1997 and 1996
s ended March 31, 1997 and 1996
(Unaudited)

-------------------------------------------------------------------------------


                                                                       Three Months Ended             Nine months Ended
                                                                             March                         March
Interest income                                                      1997            1996           1997            1996
      Loans receivable                                               ----            ----           ----            ----
          First mortgage loans                                     $1,024,494  $  975,345         $3,064,264  $2,930,006
          Consumer and other loans                                    250,714     220,438            737,868     684,728
     Securities                                                        62,471      66,925            280,199     185,074
     Mortgage-backed and related securities                           226,466     169,942            697,541     456,869
     Other interest-earning assets                                     97,083     133,267            244,338     416,947
                                                                 ------------  ----------         ----------  ----------
          Total interest income                                     1,661,228   1,565,917          5,024,210   4,673,624
Interest expense
     Deposits                                                         635,190     716,204          1,994,918   2,172,738
     Borrowed funds                                                   228,614     100,210            529,565     242,748
                                                                 ------------  ----------         ----------  ----------
          Total interest expense                                      863,804     816,414          2,524,483   2,415,486
                                                                 ------------  ----------         ----------  ----------
Net interest income                                                   797,424     749,503          2,499,727   2,258,138

Provision for loan losses                                              15,000      15,000             45,000      50,000
                                                                 ------------  ----------         ----------  ----------
Net interest income after provision for loan losses                   782,424     734,503          2,454,727   2,208,138

Noninterest income
     Net gain on sale of loans                                          8,747      15,268             33,590      61,846
     Net gain on foreclosed real estate                                     0           0             16,717      12,819
     Net loss on sale of fixed assets                                       0           0             (1,003)          0
     Other                                                            117,665      98,084            330,726     294,405
                                                                 ------------  ----------         ----------  ----------
       Total noninterest income                                       126,412     113,352            380,030     369,070

Noninterest expense
     Compensation and benefits                                        321,902     248,365            956,267     715,994
     Occupancy and equipment                                          114,229     100,136            329,035     296,842
     SAIF deposit insurance premium                                    10,128      37,703            487,017     109,976
     Other                                                            191,480     239,890            617,556     741,029
                                                                 ------------  ----------         ----------  ----------
       Total noninterest expense                                      637,739     626,094          2,389,875   1,863,841
                                                                 ------------  ----------         ----------  ----------

Income before federal income taxes                                    271,097     221,761            444,882     713,367

Federal income tax expense                                             90,700      79,928            154,410     252,484
                                                                 ------------  ----------         ----------  ----------

Net income                                                       $    180,397  $  141,833         $  290,472  $  460,883
                                                                 ============  ==========         ==========  ==========
Earnings per share                                                      $0.23       $0.16              $0.37       $0.47
                                                                 ============  ==========         ==========  ==========



_______________________________________________________________________________
  The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Nine months ended March 31, 1997
(Unaudited)

________________________________________________________________________________


Balance at June 30, 1996                                                 $12,785,598

Net income                                                                   290,472

Effect of shares committed to be released by ESOP, at market value            18,986

Cash dividends - $.255 per common share                                     (219,205)

Amortization of 3,900 RRP shares                                              51,885

Repurchase of 27,700 common shares of stock  (average price $13.99)         (387,537)

Balance at March 31, 1997                                                $12,540,199











______________________________________________________________________________

  The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 1997 and 1996
(Unaudited)

                                                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   290,472 $    460,883
     Adjustments to reconcile net income to
      net cash provided from operating activities
        Amortization/ (accretion) of
           Intangible Assets                                                        6,410       32,507
           Net deferred loan origination fees                                     (44,041)       8,831
           Deferred gain on sale of foreclosed
              real estate                                                         (40,549)     (12,918)
           Premiums and discounts on securities                                   (22,520)       1,984
        Provision for loan losses                                                  45,000       50,000
        RRP expense                                                                51,885
        ESOP expense                                                               18,986       32,469
        Change in unearned discounts on loans                                      (1,762)      (1,029)
        Net loss (gain) on sale of foreclosed real estate
           and fixed assets                                                        (4,733)          81
        Loans originated for sale                                              (1,871,759)  (2,431,322)
        Proceeds from sale of loans held for sale                               1,811,349    2,555,919
        Net gain on sales of loans held for sale                                  (33,590)     (61,846)
        Depreciation of premises and equipment                                    149,155      144,176
        Change in
           Accrued interest receivable                                             24,120      (65,594)
           Other assets                                                          (529,642)     204,887
           Accrued expenses and other liabilities                                 100,780      112,704
                                                                              -----------   ----------
                            Total adjustments to reconcile net income to         (340,911)     570,849
                            Net cash provided by ( used in) operating         -----------   ----------
                              activities                                          (50,439)   1,031,732

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease (increase) in interest-earning time
       deposits with other financial institutions                             $   694,000 $ (1,093,000)
     Net decrease (increase) in loans                                          (4,041,184)   1,312,940
     Purchase of loans                                                                  -   (2,571,006)
     Premises and equipment expenditures                                          (88,274)     (96,769)
     Proceeds from sale of fixed assets                                             7,800          474
     Net sales (purchases) of securities available for sale                      (298,433)     499,790
     Purchases of securities held to maturity                                  (1,746,392)  (8,464,838)
     Paydowns on securities held to maturity                                    2,817,102    1,341,432
     Proceeds from sale of foreclosed real estate                                  42,500       11,000
     Net change in investment in low-income housing partnership                    (8,286)           -
                                                                              ----------- ------------
                            Net cash (used in) investing activities            (2,621,167)  (9,059,977)

________________________________________________________________________________
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 1997 and 1996
(Unaudited)


                                                                                       1997                1996
                                                                                       ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock, net of
       conversion costs                                                         $             -         $  7,285,569
    Repurchase of stock                                                                (387,537)                   -
    Cash dividends paid                                                                (219,205)            (128,945)
    Net decrease in deposits                                                         (3,727,526)             (52,808)
    Net change in advances from borrowers for taxes
       and insurance                                                                   (179,447)            (223,771)
    Proceeds from borrowed funds                                                     14,250,000            5,500,000
    Repayments of borrowed funds                                                     (6,116,322)          (1,134,372)
                                                                                ---------------         ------------
                        Net cash provided by financing activities                     3,619,963           11,245,673
                                                                                ---------------         ------------

Net change in cash and cash equivalents                                                 948,357            3,217,428

Cash and cash equivalents at beginning of period                                      4,111,621            3,822,260
                                                                                ---------------         ------------
Cash and cash equivalents at end of period                                            5,059,978         $  7,039,688
                                                                                ===============         ============

Supplemental disclosures of cash flow information
    Cash paid for
    Interest on deposits, advances and other
          borrowings                                                            $     2,546,451         $  2,402,273
    Income taxes                                                                        262,000              152,000

    Transfers from loans to real estate acquired
          through foreclosure                                                            62,034               67,710




________________________________________________________________________________
  The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March  31, 1997
(Unaudited)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the nine months ended March 31, 1997, and 1996 includes the consolidated results of operations of Three Rivers Financial, Inc. (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year or any other period.

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

     The Company's portfolios of securities held to maturity and available for sale consist of securities acquired to meet the Company's regulatory liquidity requirement and anticipated near term cash funding requirements. Securities in these portfolios are U.S. Government and federal agency securities, securities issued by states and political subdivisions and corporate securities. The mortgage-backed and related securities portfolio consist of issues from FHLMC, GNMA, FNMA, and other collateralized mortgage obligations with contractual maturities ranging from one to 25 years. The remaining securities held to maturity are primarily due in one to five years. Approximately 93% of the combined securities portfolio consists of fixed rate instruments while the remainder consists of floating rate instruments. The net unrealized depreciation on these portfolios is due to the higher interest rate environment at the time these securities were purchased. As the duration of these instruments shortens, the fair value will increase. Therefore, management considers these losses temporary in nature at March 31, 1997.


_____________________________________________________________________________


                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1997
(Unaudited)


NOTE 3 - DEPOSITS AND LOANS

     The Company is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing those funds by originating loans secured by one-to-four family residential properties located in its market area, loans secured by multi-family residential and commercial properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit and consumer loans, both secured and unsecured, including loans secured by savings accounts. The Company sells most long-term fixed rate mortgage loans to the secondary market. At March 31, 1997, the Company had total assets of $91.2 million, deposits of $60.0 million, and net loans receivable of $60.1 million (including loans held for sale).

NOTE 4 - BORROWINGS

     Borrowings at March 31, 1997 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.19% to 6.00%. The loans are collateralized by the Company's single family whole loans, U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $8.2 million indexed to the 3 month LIBOR rate which adjust quarterly. The remaining balance of $9.1 million of advances are fixed rate, fixed term, with maturities from one month to four years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at March 31, 1997.

NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share for the three months ended March 31, 1997 were computed by dividing net income by the weighted average number of shares of common stock outstanding net of ESOP and Treasury Stock Shares. The weighted average number of shares outstanding for the three months ended March 31, 1997 was 777,353. The reduction in the number of shares outstanding for the quarter is a result of the corporation's repurchasing 27,700 shares.


____________________________________________________________________________

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1997
(Unaudited)

Note 6 - REGULATORY CAPITAL REQUIREMENTS

     Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1997, the capital requirements for the Bank and the Bank's actual capital ratios. As of March 31, 1997, the Bank substantially exceeded all current regulatory capital requirements.




                           Regulatory
                      Capital Requirement      Actual Capital
                    ----------------------  ------------------
                               (Dollars in thousands)
                        Amount     Percent     Amount  Percent
                    ----------  ----------  ---------  -------
Risk-based capital      $3,847       8.00%    $11,065   22.81%
Core capital             2,724       3.00%     10,581   11.65%
Tangible capital         1,362       1.50%     10,581   11.65%



  ______________________________________________________________________________

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at March 31, 1997 to June 30, 1996 and the results of operations for the three-month period ended March 31, 1997 and the nine-month period ended March 31, 1997, with the same periods ended March 31, 1996. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

March 31, 1997 compared to June 30, 1996.

The Company's total assets increased $4.0 million from $87.2 million at June 30, 1996 to $91.2 at March 31, 1997. The increase was due primarily to increases in cash and cash equivalents, loans receivable and other assets. Such increases were partially offset by decreases in interest-earning-time deposits with other financial institutions along with a decrease in securities available for sale and held to maturity.

Loans receivable increased $4.1 million or 7.32% from $56.0 million at June 30, 1996 to $60.1 million at March 31, 1997. This includes $94,000 in loans held for sale.

Other assets increased $530,000 or 273.2% from $194,000 at June 30, 1996 to $724,000 at March 31, 1997. The majority of this increase was due to the purchase of annuities in order to replace benefits lost for two executive officers resulting from changes in the pension plan for the plan year beginning December 1, 1994. Also a deferred compensation plan was purchased for a director.

Cash and cash equivalents increased $1.0 million or 24.4% from $4.1 million at June 30, 1996 to $5.1 million at March 31, 1997. This increase in cash was the result of the increase in Advances from the Federal Home Loan Bank (FHLB).

Interest-earning time deposits with other financial institutions decreased $700,000 or 17.9% from $3.9 million to $3.2 million at March 31, 1997. Securities decreased $750,000 or 4.0% from $19.9 million at June 30, 1996 to $19.1 million at March 31, 1997. Total securities held at March 31, 1997 included $929,000 in securities available for sale and $18.2 million in securities held to maturity. The securities available for sale consisted of equity securities for which there is no stated maturity or interest rate. The securities held to maturity consisted of U. S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations. In order to obtain a higher yield, management increased the Company's portfolio of mortgage-backed securities using funds from the maturities of time deposits with other financial institutions.
________________________________________________________________________________




                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Total borrowed funds increased $8.1 million or 88.0% from $9.2 million at June 30, 1996 to $17.3 million at March 31, 1997. This increase was the result of an increase in loan demand along with a decrease in total deposits. Borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") with both fixed and variable interest rates and stated maturities ranging through 2001. The FHLB has designed various borrowing programs to assist financial institutions in managing liquidity needs and interest rate risk.

Total deposits decreased $3.7 million to $60.0 million for the nine-month period ended March 31, 1997. The largest decrease by deposit categories was in time deposits and statement savings accounts. Management believes that customers are seeking higher yielding investment alternatives due to the low interest rate environment.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $180,000 compared to $142,000 for the three months ended March 31, 1996, an increase of $38,000 or 26.8%. Increases in interest income of $95,000, or 6.l%, partially offset by increases in interest expense of $48,000, or 5.9% primarily account for the increase in net income.

Net income for the nine months ended March 31, 1997 was $290,000 compared to $461,000 for the nine months ended March 31, 1996, a decrease of $171,000 or 37.1%. This was primarily a result of the BIF/SAIF Regulatory Burden Relief Package signed by President Clinton on September 30, 1996. The impact of this legislation on the Company's noninterest expense was approximately $411,000 pretax for the nine-month period ended March 31, 1997.

In addition to the BIF/SAIF special assessment, net income for the nine months ended March 31, 1997 as compared to the same period in 1996 was impacted by an increase of $240,000, or 33.5% in compensation and benefits primarily related to additional stock-incentive and benefit plans resulting from the conversion in August, 1995. Increases in interest expense of $109,000, or 4.5% in 1997 as compared to 1996 further contributed to the decline in net income. This increase in interest expense primarily related to additional FHLB borrowings in 1997. These increased expenses were partially offset by increases of approximately $350,000 or 7.5%, in interest income.

The provision for loan losses decreased $5,000 to $45,000 for the nine-month period ended March 31, 1997 as compared to $50,000 for the nine-month period
ended March 31, 1996.    The decision to decrease the loan loss provision was
based on management's review of its assets that were classified as of March 31, 1997.

_______________________________________________________________________________
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Compensation and benefits increased $74,000 to $322,000 from $248,000 for the three-month period ended March 31, 1997 and $240,000 to $956,000 from $716,000 for the nine-month period ended March 31, 1997 as compared to the corresponding periods in 1996. Included in the compensation and benefits expense was an increase in the Employee Stock Ownership Plan (ESOP) expense of $20,000 for the nine-month period ended March 31, 1997. In connection with the conversion of the Bank, an Employee Stock Ownership Plan (ESOP) was established for the benefit of substantially all employees. To fund the ESOP, the ESOP borrowed $687,700 from the Company for the purpose of purchasing 68,770 shares of stock at $10 per share. The loan is secured by the shares of the Company's common stock purchased with the loans proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be released from a suspense account and allocated among participants. According to the provisions of the ESOP Loan, as of June 30, 1996, principal payments had been made against the loan in the amount of $57,300. The increase in ESOP expense was due to a full nine months charged to income for the period ended March 31, 1997 compared to seven months expense for the corresponding period ended March 31, 1996. Also included in compensation and benefits expense was $17,000 for the three-month period ended March 31, 1997 and $52,000 for the nine-month period ended March 31, 1997, for the Management Recognition and Retention Plan (the "Plan") as approved by the stockholders effective April 17, 1996. The purpose of the Plan is to retain directors and officers in key positions by providing such persons with a proprietary interest in the Holding Company as partial compensation for their contributions to the Company and to the Bank and their Affiliates and as an incentive to make such contributions and to promote the Company's and the Bank's growth and profitability in the future.

Retirement expense increased by $4,000 to $16,000 for the three months ended March 31,1997, compared to $12,000 for the corresponding period ended March 31, 1996. For the nine-month period ended March 31, 1997, retirement expense increased $38,000 to $48,000 from $10,000 for the corresponding period ended March 31, 1996. The reduced expense for the period ended in 1996 was due to the Company changing retirement plans which resulted in an overpayment in the new plan. Thus the expense for the three and nine-month periods ended March 31, 1996 was substantially lower as a result of the one-time transfer of plan assets.

Other expense decreased $49,000 from $240,000 to $191,000 for the three-month period ended March 31, 1997. For the nine-month period ended March 31, 1997, other expense decreased $123,000 from $741,000 to $618,000. These decreases were a result of negotiations of a new contract with Fiserv, the corporation that handles data processing for the Company, the completion of the amortization of a premium on core deposits, and an overall reduction in other operating expenses.

Income tax expense is higher for the nine-month period ended March 31, 1997 due to higher taxable income for the period.



_______________________________________________________________________________
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended March 31, 1997 and $45,000 for the nine-month period ended March 31, 1997. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore, continue to make additional provisions to the allowance for loan losses. No assurance can be given that amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $61,000 at March 31, 1997 to $542,000 as compared to $603,000 at June 30, 1996. The ratio of non-performing assets to total assets at March 31, 1997 was .59%, compared to .69% at June 30, 1996. Included in non-performing assets at March 31, 1997 were consumer loans in the amount of $79,000, non-performing mortgages of $8,000, and foreclosed real estate of $455,000.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of March 31, 1997, $467,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $19,000 as special mention. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares the asset classification listing in conformity with the OTS regulations.

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

A standard measure of liquidity for thrift institutions is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. Currently,

_______________________________________________________________________________

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the OTS encourages savings institutions to maintain a liquidity ratio of 5%, of which 1% must be comprised of short-term investments. As of March 31, 1997, the Bank's liquidity ratio was 13.75% with total liquid assets of $9,904,000:
9.91% in cash and short term investments, and 3.84% in qualifying long term investments.

ACCOUNTING DEVELOPMENTS

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






______________________________________________________________________________

                                    PART II
ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         On February 19, 1997, the Company declared a cash dividend of $.09 per share which was payable on April 1, 1997, to stockholders of record on March 14, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             27-1 Financial Data Schedule for the nine months ending March 31, 1997

             27-2 Financial Data Schedule for the six months ending December 31, 1996 - revised

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



                                     Three Rivers Financial Corporation


Date: May 13, 1997                   /s/ G. Richard Gatton
                                     -----------------------------
                                     G. Richard Gatton
                                     President and Chief Executive Officer




Date: May 13, 1997                   /s/ Martha Romig
                                     -----------------------------
                                     Martha Romig
                                     Senior Vice-President, Treasurer and
                                     Chief Financial Officer













______________________________________________________________________________

                                EXHIBIT INDEX



Exhibit Number          Description
--------------          -----------

     27-1                Financial Data Schedule for the nine months ending
                         March 31, 1997

     27-2 Financial Data Schedule for the six months ending December 31, 1996 - revised