Form 10KSB40
period 1997-06-30
THREE RIVERS FINANCIAL CORP
filed 1997-09-29
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         _____________

                         Commission file number 1-13826

                       THREE RIVERS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                          38-3235452
----------------------------------------------     -----------------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

   123 PORTAGE AVENUE, THREE RIVERS, MICHIGAN                 49093
----------------------------------------------     -----------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (616) 279-5117
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------

 COMMON STOCK, PAR VALUE $0.01 PER SHARE            AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject, to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State issuer's revenues for its most recent fiscal year.     $7,323,460
                                                                  ----------

     As of September 22, 1997, there were issued and outstanding 823,540 shares of the registrant's common stock.

       The issuer's voting stock trades on the American Stock Exchange under the symbol "THR." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on September 22, 1997, was $11,233,186 ($16.25 per share based on 691,273 shares of common stock outstanding).

Transitional Small Business Disclosure Format
                  Yes  [  ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I and II).
2. Portions of the Definitive Proxy Statement relating to the Annual Meeting of Stockholders. (Part III)

                                     PART I


ITEM 1.    BUSINESS

BUSINESS OF THE COMPANY

         Three Rivers Financial Corporation (the "Company"), a Delaware corporation, was formed at the direction of First Savings Bank, A Federal Savings Bank (the "Bank"), for the purpose of becoming a holding company for the Bank as part of the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). The Bank completed the Conversion on August 23, 1995, and the Company acquired all of the capital stock of the Bank.

         The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). As a unitary savings and loan holding company, the Company is generally not restricted in the types of activities in which the Company may engage provided the Bank maintains a specified amount of assets in housing-related investments. To date, the Company has not conducted any significant activity other than manage its investment in the Bank and invest the net proceeds retained by the Company in connection with the Conversion.

BUSINESS OF THE BANK

         The Bank was formed in 1886 as a Michigan-chartered mutual savings and loan association. In 1933, the Bank became a member of the Federal Home Loan Bank ("FHLB") of Indianapolis and in 1939 obtained federal deposit insurance. The Bank converted to a federal mutual savings bank in 1987 and adopted its present name. The Bank operates through four full service offices in Three Rivers (two offices), Schoolcraft, and Union, Michigan.

         The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") as administered by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor. The Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC. Such regulation is intended primarily for the protection of depositors.

         The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing those deposits together with other funds in originating loans secured by one-to-four family residential properties located in its market area, loans secured by multi-family residential and commercial properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit, and secured and unsecured consumer loans, including loans secured by savings accounts.

MARKET AREA AND COMPETITION

         The Bank considers its primary market area to consist of St. Joseph and Cass Counties, Michigan and the southwest portion of Kalamazoo County, Michigan. Management believes that most of the Bank's depositors and borrowers are residents of these counties. The Bank's primary market area has an agricultural and diversified industrial economic base (which includes the cyclical automobile industry), with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy in terms of product mix, sales receipts and employment. Large local employers include American Axle (automotive), Johnson Corporation (steam specialties), Dutch Housing (manufactured housing), Lear Siegler (refrigeration equipment) and Ross Laboratories (pharmaceuticals).

         The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits in the Bank's market area comes from one savings institution, two credit unions, and three commercial banks which have offices in its market area. Significant competition for the Bank's other deposit products and services come from money market mutual funds, brokerage firms, and insurance companies. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for the origination of real estate loans primarily comes from other financial institutions and mortgage companies.

LENDING ACTIVITIES

         General. The Bank's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing, or refinancing owner-occupied one-to-four family residential properties in its primary market area. To a lesser extent, the Bank originates multi-family residential, commercial real estate, and church loans. The Bank also originates consumer loans.

         The Bank has sought to build an interest rate sensitive loan portfolio by originating adjustable rate mortgage ("ARM") loans and five-year balloon mortgage loans. The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. As of June 30, 1997, 71.26% of the mortgage loan portfolio was comprised of ARM loans. The Bank's ARM loans have an interest rate that adjusts periodically based on the 1- or 3-year U.S. Treasury index. The interest rates on these loans have an initial adjustment period of one or three years, with a maximum adjustment of 2% per year and 6% over the life of the loan. All ARM loans originated by the Bank are retained in the Bank's loan portfolio.

         Loan Portfolio Composition: The following information presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.


                                                           At June 30,
                                    ---------------------------------------------------------
                                                1997                          1996
                                    ----------------------------  ---------------------------
                                       Amount         Percent         Amount       Percent
                                    --------------  ------------  -------------- ------------
                                                      (Dollars in thousands)
Real Estate Loans:

   One-to-four family                  $42,945         67.35%       $37,007         63.51%
   Secured by other real estate1         6,210          9.74          7,051         12.10
   Construction loans                    3,453          5.41          4,136          7.09
                                       -------        ------        -------        ------
       Total real estate loans          52,608         82.50         48,194         82.70

Other Loans:
   Consumer Loans:
       Automobile                        2,758          4.33          2,642          4.53
       Home equity                       2,585          4.05          2,410          4.14
       Other                             3,768          5.91          3,587          6.16
                                       -------        ------        -------        ------
          Total consumer loans           9,111         14.29          8,639         14.83
                                       -------        ------        -------        ------
       Commercial business loans         2,047          3.21          1,439          2.47
          Total other loans             11,158         17.50         10,078         17.30
                                       -------        ------        -------        ------

Total loans                             63,766        100.00%        58,272        100.00%
                                                      ======                       ======

Less:
   Loans in process (undisbursed)        1,089                        1,493
   Unearned discounts                        6                            9
   Deferred origination fees               371                          286
   Allowance for loan losses               487                          441
                                       -------                      -------
       Total loans receivable, net     $61,813                      $56,043
                                       =======                      =======

------------
1 Includes multi-family and commercial real estate.

         The following table sets forth certain information at June 30, 1997, regarding the net dollar amount of loans maturing in the Bank's portfolio, based on contractual terms to maturity. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                Real Estate
                       -----------------------------------------------------------
                                             Secured by Other                     Consumer and Commercial
                       One- to-four family    Real Estate 2      Construction             Business                 Total
                       ------------------- ------------------ ------------------  ------------------------  --------------------
                                 Weighted           Weighted           Weighted                 Weighted                 Weighted
                                 Average            Average            Average                   Average                  Average
                        Amount    Rate     Amount    Rate     Amount    Rate       Amount         Rate      Amount         Rate
                        ------    ----     ------    ----     ------    ----       ------         ----      ------         ----
                                                                   (Dollars in thousands)

Due During Years
Ending June 30,
---------------
1998 1                 $   269     8.01%  $  665     9.00%  $   3,453    9.46%    $ 2,375          9.39%   $ 6,762          9.34%
1999                       294     8.59      922     8.52        --     --.--         710          9.36      1,926          8.84
2000                       650     8.49       67     9.65        --     --.--       1,267          9.51      1,984          9.18
2001 and 2002              674     8.31      846     8.99        --     --.--       3,677          9.20      5,197          9.05
2003 to 2005             2,601     8.63      427     9.60        --     --.--       1,044         10.29      4,072          9.16
2006 to 2020            20,388     8.45    2,895     9.44        --     --.--       2,085         10.12     25,368          8.70
2021 and following      18,069     7.94      388     8.50        --     --.--        --           --.--     18,457          7.95
                       -------            ------            ---------             -------                  -------
                       $42,945     8.24%  $6,210     9.15%  $   3,453    9.46%    $11,158          9.56%   $63,766          8.13%
                       =======     ====   ======     ====   =========   =====     =======         =====    =======          ====

-------------
1   Includes demand loans, loans having no stated maturity and overdraft loans.
2   Includes multi-family and commercial real estate.

         The total amount of loans due after June 30, 1998 which have predetermined or fixed interest rates is $16.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $40.8 million.

         Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, "due-on-sale" clauses in mortgage loans generally give the Bank the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are a means of increasing the rate on existing mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

         One-to-Four Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination and, to a lesser extent, the purchase of loans secured by first mortgages on owner-occupied, one-to-four family residential properties. At June 30, 1997, $42.9 million or 67.4% of the Bank's gross loan portfolio consisted of loans secured by one-to-four family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area.

         The Bank offers fixed-rate mortgages with 15 to 30 year terms. Fixed-rate loans are made only on single family, owner occupied homes. The Bank also originates loans on condominiums, duplex dwellings and town homes in its market area. The Bank generally sells its fixed-rate loans in the secondary market, with servicing retained.

         The Bank offers residential ARMs, all of which are tied to the 1 or 3 year U.S. Treasury index. The ARMs' adjustment periods are either one or three years, with interest rate adjustments of not more than 2% per year and a limit on adjustments over the life of the loan of not more than 6%. The Bank's residential ARM loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. The Bank offers five and seven year fixed-rate mortgage products with 30 year amortization schedules that convert to one year ARMs at the end of the term. The Bank also offers three, five and ten-year balloon mortgages with amortization periods of 10 to 30 years. These loans are considered to be a declining part of the loan portfolio and are not considered to be a significant risk.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value. The maximum loan-to-value ratio on mortgage loans secured by non-owner- occupied properties and/or used for refinancing purposes is generally 70%.

         The retention of ARM loans in the Bank's portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases, if any, in the Bank's cost of funds. The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed-rate loans and in its lending activities generally.

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one-to-four family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At June 30, 1997, the Bank's loan portfolio included $3.4 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction and receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have either adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Construction/permanent loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and regular monthly payments begin one month from the date the loan is converted to permanent financing. Borrowers must also execute a Construction Loan Agreement with the Bank.

         Construction financing generally is considered to involve a higher degree of risk of loss than one-to-four family residential mortgage lending. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans.

         Multi-Family and Commercial Real Estate Lending. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on retail and office buildings, manufacturing facilities, churches, and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained on one-to-four family residential mortgage loans. The Bank also purchases participations in commercial loans originated by other financial institutions. The Bank's multi-family residential and commercial real estate loans generally have terms of 20 years or less, have adjustable rates, and have loan-to-value ratios not exceeding 75%. At June 30, 1997, loans on multi-family and commercial real estate properties constituted approximately $6.2 million, or 9.7%, of the Bank's gross loan portfolio.

         Multi-family and commercial real estate lending entails significant additional risks as compared to one-to-four family residential lending. Such loans typically involve large loan amounts to a single borrower or group of related borrowers. In addition, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. Substantially all of the properties securing the Bank's commercial real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings.

         Consumer Lending. The Bank originates consumer loans on a secured and unsecured basis. Consumer loans consist of personal loans, automobile, boat, and recreational vehicle loans, savings account loans, and home improvement and home equity loans. At June 30, 1997, consumer loans amounted to $9.1 million, or 14.3%, of the Bank's total loan portfolio.

         Consumer lending generally involves more risk as compared to one-to-four family residential mortgage lending. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses, and ability to repay the loan, and the value of the collateral.

         Commercial Business Loans. The Bank offers commercial business loans which generally include equipment loans with varying terms and working capital lines of credit secured by inventory and accounts receivable. Working capital lines of credit are generally renewable and made for a one-year term. Interest rates on commercial business loans are generally indexed to the prime rate. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and may require personal guarantees if the borrower is a corporation. At June 30, 1997, the Bank's largest commercial business loan was a loan to a manufacturing corporation with an outstanding balance of $221,000 which was current. This loan is guaranteed by the Farmers Home Administration at 80% of the principal balance.

         Commercial business lending generally involves greater risk as compared to one-to-four family residential mortgage lending and involves risks that are different from those associated with residential, commercial, and multi-family real estate lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors) and the successful operation of the commercial enterprise, while liquidation of collateral is a secondary source of repayment.

         Loan Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources. Residential mortgage, consumer, and other loan originations primarily come from walk-in customers and referrals by Realtors, depositors, and borrowers. Loan applications may be taken by the President or the Vice President of Lending of the Bank, and are then submitted to the Bank's Loan Committee consisting of the President, Vice President of Lending, and the Chief Financial Officer. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank.

         Under the Bank's lending policy, all loans to customers with outstanding borrowings in excess of $200,000 must be approved by the Board of Directors. Loans under $200,000 may be approved by the Loan Committee or individual officers up to certain authorized amounts as specified in the lending policy.

         Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to the market rate at the time of the loan closing. The Bank will grant a 30-day commitment locking in an interest rate upon the payment of a commitment fee. At June 30, 1997, the Bank had $1.5 million of commitments to originate mortgage loans. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and title insurance is required for loans secured by real estate.

         Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

         In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges a processing fee for its adjustable-rate mortgage loans and fixed-rate mortgage loans. All fee income is recognized by the Bank in accordance with guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 91.

         To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by the Bank at the time such loans are originated or acquired. At June 30, 1997, the Bank had received $371,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

         Loans-to-One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.
The Bank is in compliance with these lending limits.

         Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. The policy of the Bank is to place on nonaccrual status any mortgage loan that has remained delinquent for 90 days or more, unless the loan is well-secured and in the process of collection. Consumer and commercial loans not secured by real estate are charged off, or any expected loss is reserved, after the loans become more than 90 days past due.

         The Bank's collection procedures provide that late payment notices are mailed on the 15th day following the due date of the loan payment. After a loan becomes 30 days delinquent, the customer will be contacted by the lending officer with an attempt to collect the delinquent payments or establish a work out plan to remove the loan from the delinquent status. After a loan becomes 90 days or more past due, management will generally initiate legal proceedings, unless a plan to resolve the delinquency has been developed with the borrower.

         Real estate acquired by the Bank as a result of, or in lieu of, foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at fair value at the date of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, if the carrying value of the property exceeds its estimated net realizable value, the amount of the difference is charged against operations.

         At June 30, 1997, the Bank had one significant property classified as real estate owned. The property, a retail and office complex, originally secured a $920,000 commercial real estate loan, originated by another financial institution in 1987, in which the Bank purchased a 90% participation interest ($828,000). At the time of origination, the property was appraised for $1,175,000 on a fully leased basis. In 1991, the borrowers defaulted on the loan and litigation commenced between the borrowers and the lead lender. In February 1995, the lead lender acquired title to the property by deed in lieu of foreclosure and settled all claims with the borrowers. Currently, the property is approximately 60% leased and listed for sale. As of June 30, 1997, the carrying value of the property was $375,000. In the year ended June 30, 1997, the Bank received rental income on the property in the amount of $23,000, of which $15,000 was applied to the principal balance. Subsequent to June 30, 1997, the Bank received additional rental income, of which $5,000 was applied to the principal balance. On September 23, 1997, the Bank sold the property and received proceeds from the sale of $384,058.

         The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, as discussed above. Foreclosed assets include assets acquired in settlement of loans.


                                                                  June 30,
                                                           -----------------------
                                                             1997           1996
                                                           --------        -------
                                                           (Dollars in thousands)
Non-accruing loans:
    One-to-four family                                         $ --        $127
    Consumer                                                    145          35
                                                               ----        ----
         Total                                                  145         162
                                                               ----        ----
Accruing loans delinquent more than 90 days:
    One-to-four family                                            5          --
    Consumer                                                      6          --
                                                               ----        ----
         Total                                                   11          --
                                                               ----        ----
Foreclosed assets:
    One-to-four family                                           40          50
    Secured by other real estate                                375         390
    Consumer                                                     --          --
                                                               ----        ----
         Total                                                  415         440
                                                               ----        ----
Total non-performing assets                                    $571        $602
                                                               ====        ====
Total as a percentage of total assets                          0.60%       0.69%
                                                               ====        ====


         During the year ended June 30, 1997, gross interest income of $16,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such period amounted to $8,000.

         At June 30, 1997, the Bank had approximately $92,000 in loans considered by management to be potential problem loans that were not reflected in the preceding table. As to these loans, information about possible credit problems of borrowers have caused management to have concerns about the ability of the borrowers to comply with present loan repayment terms. These loans are subject to increased management attention and their classification is reviewed on a quarterly basis.

         In addition, management has considered a commercial loan participation, classified as a watch list loan at June 30, 1997, as impaired. Within the Bank's asset classification policy, a "watch" classification represents a loan or loan relationship beginning to experience deterioration in financial condition, however, not yet having the severity to warrant a special mention classification. The Bank's 17.19% interest in the loan participation was originally purchased from another lender. The loan is secured by a mobile home park and an apartment building. At June 30, 1997, the Bank's balance in the participation was $522,000. Collection under the original terms of the agreement is in doubt and, thus, management has classified the loan as impaired at June 30, 1997 and allocated a specific reserve of $60,000 with the allowance for loan losses.

         The following table sets forth information concerning delinquent mortgage, consumer and other loans at June 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                           Loans Delinquent For:
                        ---------------------------------------------------------------------------------------
                                 30-59 Days                      60-89 Days                90 Days and Over
                        ----------------------------    ---------------------------   -------------------------
                                             Percent                       Percent                      Percent
                                             of Loan                       of Loan                      of Loan
                         Number   Amount    Category    Number   Amount    Category   Number   Amount  Category
                         ------   ------    --------    ------   ------    --------   ------   ------  --------
                                                                          (Dollars in thousands)
Real Estate:
    One-to-four family     --      $--       --.--        4       $ 88       0.20       1       $ 5     0.01
Consumer                    1        1        0.01        5         21       0.19       1         6     0.05
                           --      ---                   --       ----                 --       ---
                 Total      1      $ 1       0.002%       9       $109       0.17%      2       $11     0.02%
                           ==      ===       =====       ==       ----       ====      ==       ===     ====


         Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful," or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation--Regulation of the Bank--Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing, which is reviewed by the Board of Directors. At June 30, 1997, management had $92,000 assets classified as special mention, $479,000 assets classified as substandard and no assets classified as doubtful or loss. For additional information, see "Non-Performing Loans and Other Problem Assets." See also "Multi-Family and Commercial Real Estate Lending."

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay the estimated value of any underlying collateral and current economic conditions. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income and decreases the allowance by charge-offs (net of recoveries).

         General allowances are made pursuant to management's assessment of inherent risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it has sufficient information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The Bank was last examined by the OTS in February 1996 and its loan loss allowance was considered by the OTS to be adequate as of that time. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio during future examinations, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

         The ratio of allowance to non-performing loans reflects an increasing trend due to additional increases to the allowance for loan losses resulting from management's assessment of risk in the loan portfolio as a whole. The increases in the allowance have been primarily due to the growth in the consumer and commercial business loan categories, which are considered to have higher risks than one-to-four family mortgage loans. Another factor in the increase of the ratio of allowance to non-performing loans results from a decrease in non-performing loans since 1994. The decrease is a result of improvements in underwriting standards and continued collection efforts on problem loans.

                                                           Year Ended June 30,
                                                         -----------------------
                                                           1997          1996
                                                           ----          ----
                                                         (Dollars in thousands)

Balance at beginning of period                             $ 441         $ 382
Charge-offs:
    One-to-four family                                      --            --
    Consumer and commercial business                         (15)          (13)
                                                           -----         -----
         Total charge-offs                                   (15)          (13)
                                                           -----         -----
Recoveries:
    Consumer and commercial business                           1             7
                                                           -----         -----
         Total recoveries                                      1             7
                                                           -----         -----

Net charge-offs                                              (14)           (6)
Provision charged to operations                               60            65
                                                           -----         -----
Balance at end of period                                   $ 487         $ 441
                                                           =====         =====

Ratio of net charge-offs during
     the period to average loans
     outstanding during the period                          0.02%         0.01%
                                                           =====         =====

Ratio of allowance to non-performing loans                 312.30%       272.12%
                                                           =====         =====


                  The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                               At June 30,
                                         ------------------------------------------------------
                                                  1997                         1996
                                         -----------------------       ------------------------
                                                     Percent of                     Percent of
                                                      Loans in                       Loans in
                                                        Each                           Each
                                                     Category to                   Category to
                                          Amount     Total Loans        Amount     Total Loans
                                          ------     -----------        ------     -----------
                                                         (Dollars in thousands)
One-to-four family                         $110         67.35%           $100         63.51%
Secured by other real estate                120          9.74              60         12.10
Construction                                 50          5.41              70          7.09
Consumer                                     95         14.29             105         14.83
Commercial business                          60          3.21              50          2.47
Unallocated                                  52         --.--              56         --.--
                                           ----        ------            ----        ------

         Total                             $487        100.00%           $441        100.00%
                                           ====        ======            ====        ======


INVESTMENT ACTIVITIES

         GENERAL. The Bank invests in securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of federal funds, federal government and agency securities and qualified deposits in other financial institutions. It is management's intention, and the Bank has the ability, to hold the majority of its securities portfolio to maturity. In accordance with SFAS No. 115, effective July 1, 1994, the Bank began classifying certain securities as securities available-for- sale. Securities in this classification are recorded at fair value. The balance of securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on the interest method over the term of the related security. For further information, see Notes 1 and 3 of Notes to Consolidated Financial Statements.

         INVESTMENT SECURITIES. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Indianapolis, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Indianapolis stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets that savings institutions are required to maintain. For additional information, see "Regulation--Regulation of the Bank--Liquid Assets."

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed and related securities, including mortgage participation certificates which are insured or guaranteed by U.S. government agencies and government sponsored enterprises and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         The Bank's mortgage-backed securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended ("Code"), as REMICs. CMOs and REMICs (collectively
CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. Consequently, the maturity of a particular CMO class may be substantially less than the contractual maturity of the underlying security. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of securities are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them. However, mortgage-backed securities are subject to interest rate and prepayment risk. In that regard, at June 30, 1997, the Bank's mortgage-backed securities portfolio included net unrealized losses of $29,000. Although the Bank has the ability and the intention to hold such securities to maturity, the Bank's net interest income may be adversely affected as a result of such securities carrying below market rates of interest.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                                      June 30,
                                                             ------------------------------------------------------------
                                                                         1997                             1996
                                                               ----------------------            -----------------------
                                                               Book             Fair              Book             Fair
                                                               Value            Value             Value            Value
                                                               -----            -----             -----            -----
                                                                               (Dollars in thousands)
Interest-earning time deposits in other
  financial institutions                                     $  3,471         $  3,475          $  3,868         $  3,870
                                                             ========         ========          ========         ========

Investment Securities:
    U.S. Government securities and agency obligations           2,498            2,482             3,496            3,431
    Obligations of states and political subdivisions              375              386               375              369
    Other                                                         802              802             1,136            1,129
                                                              -------          -------           -------          -------
         Subtotal                                               3,675            3,670             5,007            4,929
                                                              -------          -------           -------          -------

FHLB stock                                                      1,042            1,042               619              619
                                                              -------          -------           -------          -------

Mortgage-Backed Securities:
    FNMA certificates                                           5,053            5,016             4,822            4,669
    GNMA certificates                                             661              696               761              780
    FHLMC certificates                                          3,788            3,790             2,790            2,739
    Collateralized mortgage obligations                         4,748            4,719             5,888            5,759
                                                              -------          -------           -------          -------
         Subtotal                                              14,250           14,221            14,261           13,947
                                                              -------          -------           -------          -------

Total investment securities, FHLB stock and
  mortgage-backed securities                                  $18,967          $18,933           $19,887          $19,495
                                                              =======          =======           =======          =======

Average remaining life of
    U.S. Government and Agency securities                          2.0 years                          2.6 years
    Obligations of states and political subdivisions              10.2 years                         11.2 years

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table. All of the securities held by the Bank in the securities portfolio are classified as held to maturity.

                                                                          June 30, 1997
                                           ------------------------------------------------------------------------------
                                                Less than             1 to 5             5 to 10              Over
                                                 1 Year                Years              Years             10 Years
                                                 ------                -----              -----             --------
                                           Carrying    Average  Carrying  Average  Carrying  Average  Carrying  Average
                                             Value      Yield     Value    Yield     Value    Yield    Value     Yield
                                             -----      -----     -----    -----     -----    -----    -----     -----
SECURITIES HELD TO MATURITY:
    U.S. Treasury and U.S. government
     agencies                                $  998     4.92%    $1,500    6.26%    $   --   --.--%  $   --     --.--%
    Obligations of states and political
     subdivisions                                --    --.--         --   --.--        125    5.13      250      5.40
    Other                                       500     5.78        302    6.20         --   --.--       --     --.--
    Total investment securities held to
     maturity                                 1,498     5.21      1,802    6.25        125    5.13      250      5.40
                                             ------              ------             ------           ------
    Mortgage-backed securities                  404     6.37      7,153    5.47      3,111    6.05    3,582      7.35
                                             ------              ------             ------           ------

Total investment and mortgage-backed         $1,902     6.04%    $8,955    5.62%    $3,236    6.01%  $3,832      7.22%
    securities                               ======     ====     ======    ====     ======    ====   ======      ====

                                                 June 30, 1997
                                           ---------------------------
                                           Total Investment Securities
                                           ---------------------------
                                           Carrying   Average   Market
                                            Value      Yield     Value
                                            -----      -----     -----
SECURITIES HELD TO MATURITY:
    U.S. Treasury and U.S. government
     agencies                             $  2,498     5.72%  $  2,482
    Obligations of states and political
     subdivisions                              375     5.31        386
    Other                                      802     5.94        802
    Total investment securities held to
     maturity                                3,675     5.73      3,670
                                           -------             -------
    Mortgage-backed securities              14,250     6.09     14,221
                                           -------             -------

Total investment and mortgage-backed       $17,925     6.08%   $17,891
    securities                             =======     ====    =======


         The Bank's securities portfolio at June 30, 1997 contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, maturing investment and mortgage-backed securities and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank also has the ability to obtain advances from the FHLB as an additional source of funds.

         Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

         The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.


                                                              Maturity
                                              ----------------------------------------------
                                                          Over     Over
                                              3 Months   3 to 6   6 to 12  Over 12
                                              or Less    Months   Months    Months    Total
                                              -------    ------   ------    ------    -----
                                                        (Dollars in thousands)
Certificates of deposit of  $100,000 or more   1,551      632      561      1,483     4,227


         The Bank does not offer premiums for deposits, does not generally offer interest rates on deposits which exceed the average rates offered by other financial institutions in its market area, and usually does not institute promotional programs that result in increased rates being paid on deposits. The Bank does, however, offer above-average rates on certificates of deposit if management believes that the deposit will entail administrative savings by the Bank as well as contribute to the stability of the Bank's core deposit base. These strategies are consistent with management's goals of keeping the Bank's cost of funds at reduced levels and maintaining slow and measurable growth for the Bank.

BORROWINGS

         Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's investment and mortgage-backed securities.

         The FHLB of Indianapolis functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation--Regulation of the Bank--Federal Home Loan Bank System."

         The following table sets forth certain information as to FHLB advances and other borrowings at the dates indicated.


                                                                                    June 30,
                                                                   --------------------------------------
                                                                         1997                  1996
                                                                   ----------------      ----------------
                                                                           (Dollars in thousands)
FHLB advances                                                          $ 20,344              $  9,211
                                                                       --------              ---------
         Total borrowings                                              $ 20,344              $  9,211
                                                                       ========              ========
Weighted average interest rate of FHLB advances                            5.75%                 5.48%


         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.



                                                        For the Year Ended
                                                              June 30,
                                             -----------------------------------------
                                                   1997                    1996
                                             -----------------      ------------------
                                                       (Dollars in thousands)
Maximum Balance:
---------------
         FHLB advances                           $ 20,344               $ 9,211
Average Balance:
---------------
         FHLB advances                           $ 14,049               $ 6,273

SUBSIDIARY ACTIVITIES

         The Company has one wholly-owned subsidiary, the Bank. The Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1997, the Bank was authorized to invest up to approximately $1.7 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

         The Bank's only service corporation is Alpha Financial, Inc., a corporation organized under the laws of the state of Michigan in 1975. The Bank's investment in Alpha Financial, Inc. was $58 at June 30, 1997. The assets of the service corporation consist of cash and stock in MIMLIC Life Insurance Company, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

EMPLOYEES

         Substantially all of the activities of the Company are conducted by the Bank. Therefore, as of June 30, 1997, the Company did not have any salaried employees. As of June 30, 1997, the Bank had 31 full-time employees and four part-time employee, none of whom was represented by a collective bargaining agreement.

                                  REGULATION

         Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE COMPANY

         GENERAL. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         QUALIFIED THRIFT LENDER TEST. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "Regulation of the Bank - Qualified Thrift Lender Test."

         RESTRICTIONS ON ACQUISITIONS. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.

         AFFILIATE RESTRICTIONS. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

         In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

           In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

REGULATION OF THE BANK

         GENERAL. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements of the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

         INSURANCE OF DEPOSIT ACCOUNTS. The Bank's deposit accounts are insured by the SAIF to the maximum of $100,000 permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of June 30, 1997, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $411,000 on November 27, 1996 to recapitalize the SAIF. This expense was recognized during the first quarter of fiscal 1997.

         Pursuant to the Act, the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF ranging from 0 to 27 basis points as of October 1, 1996, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings associations to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) leverage capital (core capital) equal to 3% of total adjusted assets, and (3) risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

         Under OTS regulations, a savings bank with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at June 30, 1997, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

         These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1997.

                                                                              Percent of
                                                          Amount            Adjusted Assets
                                                         --------           ---------------
                                                               (Dollars in Thousands)
GAAP Capital........................................     $ 18,875                11.46%

TANGIBLE CAPITAL: (1)
Regulatory requirement..............................     $  1,426                 1.50%
Actual capital......................................       10,827                11.39
                                                         --------             --------
   Excess...........................................     $  9,401              $  9.89%
                                                         ========             ========

LEVERAGE (CORE) CAPITAL: (1)
Regulatory requirement..............................     $  2,852                 3.00%
Actual capital......................................       10,827                11.39
                                                         --------             --------
   Excess...........................................     $  7,975              $  8.39%
                                                         ========             ========

RISK-BASED CAPITAL: (2)
Regulatory requirement..............................     $  3,927                 8.00%
Actual capital......................................       11,313                23.05
                                                         --------             --------
   Excess...........................................     $  7,386             $  15.05%
                                                         ========             ========

------------
(1) Regulatory capital reflects modifications from GAAP capital due to goodwill and other intangible assets not permitted to be included in regulatory capital.
(2)      Based on risk-weighted assets of $49.0 million.

         A savings bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings bank to enforcement actions and other proceedings. Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional

Director, grow beyond net interest credited or make capital distributions. If a savings bank's capital plan is not approved, the savings bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts,
(iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

         The Home Owners' Loan Act ("HOLA") permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

         PROMPT CORRECTIVE ACTION. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

         The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At June 30, 1997, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

         In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over Brokered Deposits.

         If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

        CAPITAL DISTRIBUTION LIMITATIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. In general, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would cause the Bank to fail to meet one of its regulatory capital requirements.

         Under the regulation, an association that meets its fully phased-in capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its fully phased-in capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

         At June 30, 1997, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

         THRIFT CHARTER. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation requires the Treasury Department to prepare for Congress by March 31, 1997 a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and the Company because, among other things, the regulatory, capital, and accounting treatment for national and state banks and savings associations differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and the Company.

     LOANS-TO-ONE BORROWER. See "1. Business - Lending Activities - Loans-to-One Borrower."

         COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

         As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At June 30, 1997, the Bank had $1.0 million in FHLB stock, which was in compliance with this requirement.

         LIQUID ASSETS. Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 5.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets equal to not less than 1.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1997, the Bank was in compliance with these requirements.

         QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of June 30, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

ITEM 2.    DESCRIPTION OF PROPERTIES

         (a)      Properties.

         The Company owns no real property but utilizes the offices of the Bank. The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 1997.


                                                                                  Total
                                                                               Approximate              Net Book Value
                                                           Date                   Square                 at June 30,
                   Location                              Acquired                Footage                     1997
-----------------------------------------------      -----------------       ----------------      ------------------------
                                                                                                    (Dollars in thousands)
Main Office
     123 Portage
     Three Rivers, Michigan 49093
     (616) 279-5117                                               1981                 17,092                      $  1,057
Branch Office
     500 N. Grand
     Schoolcraft, Michigan 49087
     (616) 674-5271                                               1971                  3,400                           121
Branch Office
     15534 U.S. 12
     Union, Michigan 49130
     (616) 641-7979                                               1988                  1,661                           122
Branch Office
     1213 West Michigan Avenue
     Three Rivers, Michigan 49093
     (616) 273-8681                                               1988                  2,443                           136
                                                                                                                   --------
                                                                                                                   $  1,436
                                                                                                                   ========


         The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $1.4 million. See Note 5 of Notes to Consolidated Financial Statements.

         FIserv, Inc., West Allis, Wisconsin, performs data processing and record keeping services for the Bank.

         (b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

          (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

          (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation - Regulation of the Bank."

          (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 1. Business - Subsidiary Activity."

     (c)  Description of Real Estate and Operating Data.

             Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS

     Although the Company and the Bank, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company, the Bank, or its subsidiary is a party or to which any of their property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders for a vote during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Market Price of TRFC's Common Shares and Related Shareholder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "Annual Report") is incorporated herein by reference.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

     The financial statements contained in the Annual Report, Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT

         The information contained under the caption "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's Proxy Statement for the annual meeting of stockholders to be held October 29, 1997 (the "Proxy Statement") is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

         The information contained under the caption "Compensation of Directors and Executive Officers " in the Proxy Statement is incorporated herein by reference.

ITEM 11.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)  Security Ownership of Management.

                  Information required by this item is incorporated herein by reference to the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c)  Changes in Control.

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K


         (a) Exhibits are either attached as part of this Report or incorporated by reference herein.

         Exhibit Number                     Description

                  3.1 Certificate of Incorporation of Three Rivers Financial Corporation(1)

                  3.2      Bylaws of Three Rivers Financial Corporation(1)

                  4 Form of Common Stock Certificate of Three Rivers Financial Corporation(1)

                  10.1 Employment Agreement between First Savings Bank, A Federal Savings Bank and G. Richard Gatton(2)

                  10.1.1 Amendment No. 1 to Employment Agreement between First Savings Bank, A Federal Savings Bank and G. Richard Gatton(5)

                  10.2 Severance Agreement between First Savings Bank, A Federal Savings Bank and Martha Romig(2)

                  10.2.1 Amendment No. 1 to Severance Agreement between First Savings Bank, A Federal Savings Bank and Martha Romig(5)

                  10.3 Severance Agreement between First Savings Bank, A Federal Savings Bank and R. Orville Poling(2)

                  10.3.1 Amendment No. 1 to Severance Agreement between First Savings Bank, A Federal Savings Bank and R. Orville Poling(5)

                  10.4 Three Rivers Financial Corporation Employee Stock Ownership Plan and Trust(2)

                  10.5     Employer's Resolution and Application to
                           Participate in the Financial Institutions
                           Retirement Fund's Comprehensive Retirement Program(3)

                  10.6 First Savings Bank, A Federal Savings Bank 401(k) Plan Adoption Agreement(4)

                  10.7     Stock Option and Incentive Plan(5)

                  10.8     Recognition and Retention Plan and Trust(5)

                  10.9     Expense and Tax Sharing Agreement(5)

                  13 Annual Report to Stockholders for the fiscal year ended June 30, 1997

                  21       Subsidiaries of the Registrant(2)


                  27       Financial Data Schedule (6)

-------------------------
(1) Incorporated by reference to Exhibit bearing the same number in the Company's Registration Statement on Form S-1, filed on April 20, 1995, as amended on June 16, 1995 (Reg. No. 33-91380) (the "Form S-1").
(2) Incorporated by reference to the exhibit bearing the same number in the Company's Annual Securities Report on Form 10-KSB for the year ended June 30, 1995.
(3)      Incorporated by reference to Exhibit 10.8 of the Form S-1.
(4)      Incorporated by reference to Exhibit 10.9 of the Form S-1.
(5) Incorporated by reference to the exhibit bearing the same number in the Company's Annual Securities Report on Form 10-KSB for the year ended June 30, 1996.
(6)      Electronic filing copy only.


         (b)      Reports on Form 8-K


                  None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THREE RIVERS FINANCIAL CORPORATION


September 25, 1997         By:   /s/ G. Richard Gatton
                                 -----------------------------------------------
                                 G. Richard Gatton
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                                     Title                                                Date
      ----------                                     -----                                                ----
  /s/ G. Richard Gatton                     President, Chief Executive Officer                   September 25, 1997
------------------------------------
G. Richard Gatton                           (Principal Executive Officer)

  /s/ Martha Romig                          Senior Vice President, Chief Financial               September 25, 1997
------------------------------------
Martha Romig                                Officer, Secretary and Treasurer
                                            (Principal Financial and Accounting Officer)

  /s/ Stephen R. Olson                      Chairman of the Board                                September 25, 1997
------------------------------------
Stephen R. Olson

                                            Director                                             September ___, 1997
------------------------------------
Larry A. Clark

  /s/ Verglea Gotfryd                       Director                                             September 25, 1997
------------------------------------
Verglea Gotfryd

  /s/ Philip Halverson                      Director                                             September 25, 1997
------------------------------------
Philip Halverson

  /s/ John A. Mathews                       Director                                             September 25, 1997
------------------------------------
John A. Mathews

  /s/ Thomas O. Monroe, Sr.                 Director                                             September 25, 1997
------------------------------------
Thomas O. Monroe, Sr.


                                Exhibit Index
                                -------------

Exhibit No.             Description
-----------             -----------

    3.1      Certificate of Incorporation of Three Rivers Financial
             Corporation(1)

    3.2      Bylaws of Three Rivers Financial Corporation(1)

    4        Form of Common Stock Certificate of Three Rivers
             Financial Corporation(1)

    10.1     Employment Agreement between First Savings Bank, A
             Federal Savings Bank and G. Richard Gatton(2)

    10.1.1   Amendment No. 1 to Employment  Agreement between
             First Savings Bank, A Federal Savings Bank and G.
             Richard Gatton(5)

    10.2     Severance Agreement between First Savings Bank, A
             Federal Savings Bank and Martha Romig(2)

    10.2.1   Amendment No. 1 to Severance Agreement between
             First Savings Bank, A Federal Savings Bank and
             Martha Romig(5)

    10.3     Severance Agreement between First Savings Bank, A
             Federal Savings Bank and R. Orville Poling(2)

    10.3.1   Amendment No. 1 to Severance Agreement between
             First Savings Bank, A Federal Savings Bank and R.
             Orville Poling(5)

    10.4     Three Rivers Financial Corporation Employee Stock
             Ownership Plan and Trust(2)

    10.5     Employer's Resolution and Application to
             Participate in the Financial Institutions
             Retirement Fund's Comprehensive Retirement Program(3)

    10.6     First Savings Bank, A Federal Savings Bank 401(k)
             Plan Adoption Agreement(4)

    10.7     Stock Option and Incentive Plan(5)

    10.8     Recognition and Retention Plan and Trust(5)

    10.9     Expense and Tax Sharing Agreement(5)

    13 Annual Report to Stockholders for the fiscal year ended June 30, 1997



                21      Subsidiaries of the Registrant(2)

                27      Financial Data Schedule(6)

------------------------
(1) Incorporated by reference to Exhibit bearing the same number in the Company's Registration Statement on Form S-1, filed on April 20, 1995, as amended on June 16, 1995 (Reg. No. 33-91380)(the "Form S-1").
(2) Incorporated by reference to the exhibit bearing the same number in the Company's Annual Securities Report on Form 10-KSB for the year ended June 30, 1995.
(3)     Incorporated by reference to Exhibit 10.8 of the Form S-1.
(4)     Incorporated by reference to Exhibit 10.9 of the Form S-1.
(5) Incorporated by reference to the exhibit bearing the same number in the Company's Annual Securities Report on Form 10-KSB for the year ended June 30, 1996.
(6)     Electronic filing copy only.