Form 10QSB
period 1997-09-30
THREE RIVERS FINANCIAL CORP
filed 1997-11-12
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934


     For the transition period from         to
                                   --------    --------
    Commission File No. 1-13826

                       THREE RIVERS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  38-3235452
                 --------                                  ----------
         (State or other jurisdiction of              (IRS Employer ID No)
           Incorporation or organization)

              123 Portage Avenue, Three Rivers, Michigan     49093
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

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

     823,540 shares of Common Stock, Par Value $.01 per share as of November 4, 1997

     Transitional Small Business Disclosure Format (check one):   Yes   ; No  X
                                                                     ---     ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                    FORM 10Q

                                     INDEX



PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements of Three Rivers Financial Corporation (Unaudited)

             Condensed Consolidated Balance Sheets as of September 30, 1997
             and June 30, 1997                                                1

             Condensed Consolidated Statements of Income for the three
             months ended September 30, 1997                                  2

             Condensed Consolidated Statement of Changes in Shareholders'
             Equity                                                           3

             Consolidated Statements of Cash Flows for the three months
             ended September 30, 1997 and 1996                                4

             Notes to Consolidated Financial Statements                       6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

PART II.     OTHER INFORMATION                                               13

             Signatures                                                      14

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1997 and June 30, 1997





                                                                                       September 30       June 30
                                                                                           1997             1997
                                                                                           ----             ----
                                                                                        (unaudited)
ASSETS
Cash and due from other financial institutions                                        $ 2,838,832     $ 2,724,565
Interest-earning deposits with other financial institutions                             2,247,918       4,713,428
                                                                                      -----------     -----------
   Cash and cash equivalents                                                            5,086,750       7,437,993
Interest-earning time deposits with other financial institutions                        3,767,980       3,470,980
Securities held to maturity (fair value: $17,461,561 at
  September 30, 1997, and $17,891,461 at June 30, 1997)                                17,393,085      17,924,950
Loans receivable, net of allowance for loan losses of
   $490,234 at September 30, 1997, and $487,184 at June 30, 1997                       63,551,174      61,812,630
Federal Home Loan Bank Stock                                                            1,042,300       1,042,300
Accrued interest receivable                                                               478,520         450,892
Premises and equipment, net                                                             1,743,645       1,435,603
Foreclosed real estate                                                                     31,835         415,059
Investment in low-income housing partnership                                              460,773         473,117
Other assets                                                                              660,138         666,385
                                                                                      -----------     -----------
   Total assets                                                                       $94,216,200     $95,129,909
                                                                                      ===========     ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
   Demand deposits                                                                    $ 2,815,239     $ 2,551,384
   Savings and NOW deposits                                                            20,623,100      19,932,473
   Other time deposits                                                                 37,440,674      37,860,935
                                                                                      -----------     -----------
     Total deposits                                                                    60,879,013      60,344,792
   Borrowed funds                                                                      18,743,737      20,344,287
   Advances from borrowers for taxes and insurance                                        420,510         399,331
   Due to low-income housing partnership                                                  413,192         413,192
   Accrued expenses and other liabilities                                                 787,128         825,563
                                                                                      -----------     -----------
     Total liabilities                                                                 81,243,580      82,327,165

Shareholders' equity
   Preferred stock, par value $0.01; 500,000 shares authorized;
     none outstanding
   Common stock, par value $0.01; 2,000,000 shares authorized;
     831,925 shares issued; 823,540 outstanding at
     September 30,1997 and at June 30, 1997                                                 8,319           8,319
   Additional paid-in-capital                                                           7,629,814       7,619,120
   Retained earnings, substantially restricted                                          6,252,644       6,110,757
                                                                                      -----------     -----------
                                                                                       13,890,777      13,738,196
   Unearned Employee Stock Ownership Plan shares                                         (561,626)       (561,626)
   Unearned Recognition and Retention Plan shares                                        (244,986)       (262,281)
   Treasury stock, at cost (8,385 shares)                                                (111,545)       (111,545)
                                                                                      -----------     -----------
     Total shareholders' equity                                                        12,972,620      12,802,744
                                                                                      -----------     -----------

Total liabilities and shareholders' equity                                            $94,216,200     $95,129,909
                                                                                      ===========     ===========


 The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended  September 30, 1997 and 1996
(Unaudited)

________________________________________________________________________________

                                                                          1997           1996
                                                                       ----------     ----------
Interest income
     Loans Receivable                                                  $1,374,125     $1,260,102
     Securities                                                           303,750        319,568
     Other interest and dividend income                                   126,901         79,284
                                                                       ----------     ----------
          Total interest income                                         1,804,776      1,658,954

Interest expense
     Deposits                                                             676,934        690,706
     Borrowed funds                                                       288,980        131,478
                                                                       ----------     ----------
          Total interest expense                                          965,914        822,184
                                                                       ----------     ----------

NET INTEREST INCOME                                                       838,862        836,770

Provision for loan losses                                                  15,000         15,000
                                                                       ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       823,862        821,770

Noninterest income
     Loan servicing                                                        30,303         30,664
     Net gains on sales of loans                                           21,864          7,665
     Net gains on sales of foreclosed real estate                          19,639              0
     Net loss on sales of fixed assets                                          0         (1,003)
     Service charges on deposit accounts                                   53,660         39,298
     Other income                                                          37,843         28,024
                                                                       ----------     ----------
                                                                          163,309        104,648
                                                                       ----------     ----------
Noninterest expense
     Compensation and benefits                                            331,735        312,509
     Occupancy and equipment                                              105,722        102,980
     SAIF deposit insurance premium                                         9,375        448,436
     Advertising and promotion                                             27,140         23,165
     Data processing                                                       51,136         47,904
     Professional fees                                                     32,227         26,149
     Printing, postage, stationery, and supplies                           24,472         30,142
     Other                                                                 80,686         77,913
                                                                       ----------     ----------
                                                                          662,493      1,069,198


INCOME (LOSS) BEFORE INCOME TAXES                                         324,678       (142,780)

Federal income tax expense (benefit)                                       99,600        (50,490)
                                                                       ----------     ----------


NET INCOME (LOSS)                                                      $  225,078     $  (92,290)
                                                                       ==========     ==========
Earnings (loss) per share                                              $     0.29     $    (0.12)
                                                                       ==========     ==========

________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three months ended September 30, 1997
(Unaudited)

--------------------------------------------------------------------------------


Balance at June 30, 1997                                            $12,802,744


Net income                                                              225,078

Effect of shares committed to be released by ESOP,                       10,695
at market value

Cash dividends declared on common stock @ $0.10 per share               (83,192)


Amortization of 2,600 RRP shares                                         17,295
                                                                    -----------
Balance at September 30, 1997                                       $12,972,620
                                                                    ===========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1997 and 1996
(Unaudited)

                                                                                               1997               1996
                                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                      $   225,078        $   (92,290)
   Adjustments to reconcile net income to
     net cash provided from operating activities
       Depreciation of premises and equipment                                                  51,301             47,821
       Net accretion on securities                                                            (21,265)            (7,162)
       Provision for loan losses                                                               15,000             15,000
       RRP expense                                                                             17,295             17,295
       ESOP expense                                                                            10,695              5,181
       Loans originated for sale                                                           (1,112,125)          (363,400)
       Proceeds from sale of loans held for sale                                            1,133,989            371,065
       Net gains on sales of loans                                                            (21,864)            (7,665)
       Net gains on sales of foreclosed real estate                                           (19,639)                 -
       Change in
         Accrued interest receivable and other assets                                         (21,380)          (340,345)
         Accrued expenses and other liabilities                                               (38,435)           432,649
                                                                                          -----------        -----------
           Net cash provided by operating activities                                          218,650             78,149


CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease (increase) in interest-earning time
     deposits with other financial institutions                                              (297,000)           397,000
   Net increase in loans                                                                   (1,753,544)        (1,145,114)
   Net premises and equipment expenditures                                                   (359,343)           (33,667)
   Purchases of securities held to maturity                                                (1,000,000)          (901,631)
   Proceeds from maturities of securities held to maturity                                    500,000                  -
   Paydowns on securities held to maturity                                                  1,053,130            573,808
   Proceeds from sale of foreclosed real estate                                               402,863                  -
   Net change in investment in low-income housing partnership                                  12,344              6,691
                                                                                          -----------        -----------
           Net cash used in investing activities                                           (1,441,550)        (1,102,913)





________________________________________________________________________________
                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1997 and 1996
(Unaudited)

                                                                                                1,997               1996
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                    $   534,220        $  (716,889)
   Net change in advances from borrowers for taxes
     and insurance                                                                             21,179              2,195
Proceeds from borrowed funds                                                                1,750,000          3,250,000
Repayments of borrowed funds                                                               (3,350,550)        (2,616,322)
Cash dividends paid                                                                           (83,192)           (64,472)
                                                                                          -----------        -----------
           Net cash used in financing activities                                           (1,128,343)          (145,488)


Net change in cash and cash equivalents                                                    (2,351,243)        (1,170,252)

Cash and cash equivalents at beginning of period                                            7,437,993          4,111,621
                                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 5,086,750        $ 2,941,369
                                                                                          ===========        ===========



Supplemental disclosures of cash flow information
   Cash paid for
     Interest                                                                             $   947,231        $   813,099
     Income taxes                                                                                   -             65,000



________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1997
(Unaudited)

Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting
       principals for complete presentation of financial        statements.
       The unaudited information for the three months ended September 30,1997, and 1996 includes the consolidated results of operations of Three Rivers Financial, Inc. (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year or any other period.

       Reclassifications: Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

Note 2 - SECURITIES

       The Company classifies securities into held to maturity and available
       for sale categories.   Held-to-maturity securities are those which the
       Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available- for-sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, if applicable, included as a separate component of equity, net of tax.

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


_____________________________________________________________________________
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1997
(Unaudited)


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

NOTE 4 - BORROWINGS

     Borrowings at September 30, 1997 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.19% to 6.17%. The loans are collateralized by the Company's single family whole loans, U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $5.5 million indexed to the 3 month LIBOR rate which adjust quarterly. Adjustable rate advances have maturities ranging ranging from three months to one year. The remaining balance of $13.2 million of advances are fixed rate, fixed term, with maturities from one month to three years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at September 30, 1997.

                                        .
NOTE 5 - EARNINGS PER COMMON SHARE

     Earnings per common share for the three months ended September 30, 1997 were computed by dividing net income by the weighted average number of shares of common stock outstanding net of ESOP and Treasury Stock Shares. The weighted average number of shares outstanding for the three months ended September 30, 1997 was 768,237.




________________________________________________________________________________

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1997
(Unaudited)

Note 6 - REGULATORY CAPITAL REQUIREMENTS

     Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997, the capital requirements for the Bank and the Bank's actual capital ratios. As of September 30, 1997, the Bank substantially exceeded all current regulatory capital requirements.


                                           Regulatory

                                      Capital Requirement              Actual Capital
                                      -------------------              --------------

                                                   (Dollars in thousands)
                                        Amount          Percent          Amount     Percent
                                        ------          -------          ------     -------
           Risk-based capital        $   4,059            8.00%       $  11,487      22.64%

           Core capital                  2,817            3.00%          10,999      11.71%

           Tangible capital              1,409            1.50%          10,999      11.71%






________________________________________________________________________________

THREE RIVERS FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at September 30, 1997 to June 30, 1997 and the results of operations for the three-month period ended September 30, 1997 with the same period ended September 30, 1996. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

September 30, 1997 compared to June 30, 1997.

The Company's total assets decreased $914,000 from $95.1 million at June 30, 1997 to $94.2 at September 30, 1997. The decrease was due primarily to decreases in cash and cash equivalents, securities held to maturity and foreclosed real estate. Such decreases were partially offset by increases in time deposits with other financial institutions, along with increases in loans
receivable and increases in premises and equipment.     .

Loans receivable increased $1.8 million or 2.91% from $61.8 million at June 30, 1997 to $63.6 million at September 30, 1997.

Interest earning time deposits with other financial institutions increased $300,000 or 8.57% from $3.5 million at June 30, 1997 to $3.8 million at September 30, 1997.

Premises and equipment increased $300,000 or 21.43% from $1.4 million at June 30, 1997 to $l.7 million at September 30, 1997. This increase is the result of the purchase of a building in Howe, Indiana and a deposit for land in Middlebury, Indiana. A branch facility will be opened in the building in Howe, Indiana with an anticipated opening date of February, 1998. The Bank intends to begin construction of a new branch office in Middlebury, Indiana within the next few months.

Cash and cash equivalents decreased $2.3 million or 31.08% from $7.4 million at June 30, 1997 to $5.1 million at September 30, 1997. This decrease in cash was partially the result of a reduction of $1.6 million in FHLB advances. Securities decreased $500,000 or $2.79% from $17.9 million at June 30, 1997 to $17.4 million at September 30, 1997. Securities consisted of U. S. Government and federal agency securities, mortgage backed and related securities and other collateralized obligations.

Foreclosed real estate decreased $383,000 or 92.29% from $415,000 at June 30, 1997 to $32,000 at September 30, 1997. This decrease was due to the sale of a large commercial property which had been carried on the books at $370,000. The net proceeds of the sale were $384,000 which resulted in a gain on sale of $14,000.

________________________________________________________________________________
                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Total borrowed funds decreased $1.6 million or 7.88% from $20.3 million at June 30, 1997 to $18.7 million at September 30, 1996. This decrease was the result of payments of maturing FHLB advances. Borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") with both fixed and variable interest rates and stated maturities ranging through 2001.

Total deposits increased $600,000 to $60.9 million for the three-month period ended September 30, 1997. The largest increase by deposit categories was in demand and statement savings accounts which was partially offset by a decrease in time deposits.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 was $225,000 compared to a net loss of $92,000 for the three months ended September 30, 1996, an increase of $317,000 or 344.57% due primarily to a $407,000 decrease in non-interest expense. Increases in interest income of $146,000, or 8.8%, were offset by increases in interest expense of $144,000, or 17.5%.

Non-interest income increased $58,000 to $163,000 from $105,000 for the three months period ended September 30, 1997 compared to the same period ended September 30, 1996. This was due to increases in gains on sales of loans and foreclosed real estate owned along with increases in service charges on deposit accounts and other income.

Non-interest expense decreased $407,000 to $662,000 from $1,069,000 for the three months ended September 30, 1997 compared to the corresponding period in 1996. The majority of the decrease was reflected in a decrease in the deposit insurance premium of $439,000 from $448,400 for the three months ended September 30, 1996 to $9,400 for the three months ended September 30, 1997. This was primarily due to the one-time charge for the recapitalization of SAIF, which was paid in 1996. The decrease in non-interest expense was partially offset by increases in compensation expense of $19,000 to $332,000 for the three-months period ended September 30, 1997 as compared to the corresponding period in 1996.

Due to the increase in pre-tax income of $467,000 to $325,000 for the period ended September 30, 1997 as compared to pre-tax loss of $143,000 for the same period ended September 30, 1996, income tax expense increased by $150,000.





________________________________________________________________________________

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended September 30, 1997. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore, continue to make additional provisions to the allowance for loan losses. No assurance can be given that amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets increased $85,000 at September 30, 1997 to $656,000 as compared to $571,000 at June 30, 1997. The ratio of non- performing assets to total assets at September 30, 1997 was 0.69%, compared to 0.60% at June 30, 1997. Included in non-performing assets at September 30, 1997 were consumer loans in the amount of $80,000, non-performing mortgages of $544,000, and foreclosed real estate of $32,000. Management has considered a commercial loan participation, classified as a non-accrual loan at September 30, 1997, as impaired. At September 30, 1997, the Bank's Balance was $522,000. Collection under the original terms of the agreement is in doubt and, thus, management has classified the loan as impaired at September 30, 1997 and has allocated a specific reserve of $60,000 within the allowance for loan losses. This $522,000 is included in non-performing mortgages listed above.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of September 30, 1997, $669,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $228,107 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.

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


________________________________________________________________________________
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A standard measure of liquidity for thrift institutions is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. Currently the OTS encourages savings institutions to maintain a liquidity ratio of 5%, of which 1% must be comprised of short-term investments. As of September 30, 1997, the Bank's liquidity ratio was 14.88% with total liquid assets of $10,507,016: 11.06% in cash and short term investments, and 3.82% in qualifying long term investments.

ACCOUNTING  DEVELOPMENTS

SFAS No. 123, "Accounting for Stock-Based Compensation"

In October, 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 which encourages, but does not require, the use of a "fair value based method" to account for stock-based compensation plans. If the encouraged fair value accounting is not adopted, entities must disclose the effect on net income and on earnings per share had the accounting been adopted for stock-based compensation awarded after June 30, 1995. The Statement also requires accounting at fair value for all transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. Fair value of a stock option is to be estimated using an option-pricing model, such as Black- Scholes, that considers: exercise price, expected life of the option, current price of the stock, expected price volatility, expected dividends on the stock, and the risk-free interest rate. Once estimated, the fair value of an option is not later changed. Management decided not to adopt the recognition provisions of SFAS No. 123 and has determined that the impact on net income and earnings per share was not material to the 1996 or 1997 consolidated financial statements. In future years, as additional options are granted, the effect on net income and earnings per share may increase.

SFAS No. 125 "Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It became effective for some transactions occurring after December 31, 1996, and will be effective for others in 1998. The impact of partial adoption in 1997 was not material to the 1997 consolidated financial statements and the impact of the complete adoption in 1998 is also not expected to be material to the consolidated financial statements.



________________________________________________________________________________

                                    PART II

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

      On August 12, 1997, the Company declared a cash dividend of $0.10 per share which was payable on October 1, 1997, to stockholders of record on September 12, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          27   Financial Data Schedule

      (b) Reports on Form 8-k
          None





_______________________________________________________________________________

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN


                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Three Rivers Financial Corporation


Date: November 5, 1997                  /s/ G. Richard Gatton
                                        -------------------------------------
                                        G. Richard Gatton
                                        President and Chief Executive Officer




Date: November 5, 1997                  /s/ Martha Romig
                                        -------------------------------------
                                        Martha Romig
                                        Senior Vice-President, Treasurer and
                                        Chief Financial Officer





______________________________________________________________________________

                              INDEX TO EXHIBITS


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

Exhibit 27                                      Financial Data Schedule