Form 10QSB
period 1997-12-31
THREE RIVERS FINANCIAL CORP
filed 1998-02-12
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934


      For the transition period from         to
                                     -------    --------

      Commission File No. 1-13826
                          -------

                       THREE RIVERS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        38-3235452
          --------                                        ----------
   (State or other jurisdiction of                   (IRS Employer ID No)
    Incorporation or organization)

              123 Portage Avenue, Three Rivers, Michigan     49093
              ------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                                 (616) 279-5117
                                 --------------
               Registrant's telephone number, including area code

                                      N/A
                                      ---
      Former name, address, and fiscal year, if changed since last report


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days.     YES   X       NO
                           ---          ---

         Indicate the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

         824,540 shares of Common Stock, Par Value $.01 per share as of February 12, 1998

         Transitional Small Business Disclosure Format (check one): Yes  ; No X
                                                                       --     --

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                    FORM 10Q

                                     INDEX



PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements of Three Rivers Financial Corporation
          (Unaudited)

          Condensed Consolidated Balance Sheets as of December 31,
           1997 and June 30, 1997                                          1

          Condensed Consolidated Statements of Income for the three
           and six months ended December 31, 1997 and 1996                 2

          Condensed Consolidated Statement of Changes in Shareholders'
           Equity                                                          3

          Consolidated Statements of Cash Flows for the six months
           ended December 31, 1997 and 1996                                4

          Notes to Consolidated Financial Statements                       6

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

PART II.  OTHER INFORMATION                                               14

          Signatures                                                      15

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 1997 and June 30, 1997

                                                                        December 31          June 30
                                                                           1997                1997
                                                                           ----                ----
                                                                        (unaudited)
ASSETS
Cash and due from other financial institutions                        $   1,990,104      $    2,724,565
Interest-earning deposits with other financial institutions               8,165,310           4,713,428
                                                                      -------------      --------------
    Cash and cash equivalents                                            10,155,414           7,437,993
Interest-earning time deposits with other financial institutions          3,965,980           3,470,980
Securities held to maturity (fair value: $16,021,389 at
  December 31, 1997, and $17,891,461 at June 30, 1997)                   15,919,932          17,924,950
Loans receivable, net of allowance for loan losses of
  $504,533 at December 31, 1997, and $487,184 at June 30, 1997           62,562,928          61,812,630
Federal Home Loan Bank Stock                                              1,112,200           1,042,300
Accrued interest receivable                                                 548,874             450,892
Premises and equipment, net                                               2,083,344           1,435,603
Foreclosed real estate                                                       31,835             415,059
Investment in low-income housing partnership                                448,430             473,117
Other asset                                                                 657,963             666,385
                                                                      -------------      --------------

    Total assets                                                      $  97,486,900      $   95,129,909
                                                                      =============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Demand deposits                                                   $   3,274,780      $    2,551,384
    Savings and NOW deposits                                             21,527,064          19,932,473
    Other time deposits                                                  36,545,070          37,860,935
                                                                      -------------      --------------
      Total deposits                                                     61,346,914          60,344,792
    Borrowed funds                                                       21,743,737          20,344,287
    Advances from borrowers for taxes and insurance                         109,336             399,331
    Due to low-income housing partnership                                   413,192             413,192
    Accrued expenses and other liabilities                                  747,317             825,563
                                                                      -------------      --------------
      Total liabilities                                                  84,360,496          82,327,165

Shareholders' equity
    Preferred stock, par value $0.01; 500,000 shares authorized;
      none outstanding
    Common stock, par value $0.01; 2,000,000 shares authorized;
      831,925 shares issued; 824,540 outstanding at December 31,
      1997, and 823,540 outstanding at June 30, 1997                          8,319               8,319
    Additional paid-in-capital                                            7,646,225           7,619,120
    Retained earnings, substantially restricted                           6,372,057           6,110,757
                                                                      -------------      --------------
                                                                         14,026,601          13,738,196
    Unearned Employee Stock Ownership Plan shares                          (561,626)           (561,626)
    Unearned Recognition and Retention Plan shares                         (240,329)           (262,281)
    Treasury stock, at cost (7,385 shares at December 31, 1997
      and 8,385 shares at June 30, 1997)                                    (98,242)           (111,545)
                                                                      -------------      --------------
        Total shareholders' equity                                       13,126,404          12,802,744
                                                                      -------------      --------------

           Total liabilities and shareholders' equity                 $  97,486,900      $   95,129,909
                                                                      =============      ==============



The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended December 31, 1997 and 1996
(Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                       December       December        December      December
                                                         1997           1996            1997          1996
Interest income
     Loans Receivable                               $  1,398,070   $   1,266,822   $  2,772,195   $ 2,526,924
     Securities                                          299,500         369,235        603,250       688,803
     Other interest-earning assets                       105,085          67,971        231,986       147,255
                                                    ------------   -------------   ------------   -----------
          Total interest income                        1,802,655       1,704,028      3,607,431     3,362,982

Interest expense
     Deposits                                            673,106         669,022      1,350,040     1,359,728
     Borrowed funds                                      275,254         169,472        564,234       300,950
                                                    ------------   -------------   ------------   -----------
          Total interest expense                         948,360         838,494      1,914,274     1,660,678
                                                    ------------   -------------   ------------   -----------

Net interest income                                      854,295         865,534      1,693,157     1,702,304

Provision for loan losses                                 15,000          15,000         30,000        30,000
                                                    ------------   -------------   ------------   -----------

Net interest income after provision for loan losses      839,295         850,534      1,663,157     1,672,304

Noninterest income
     Loan Servicing                                       31,110          30,268         61,413        60,932
     Net gains on sales of loans                          26,385          17,178         48,249        24,843
     Net gains on sales of foreclosed real estate            399          16,717         20,038        16,717
     Net loss on sale of fixed assets                          0               0              0        (1,003)
     Service charges on deposit accounts                  56,159          43,963        109,819        83,261
     Other                                                33,649          40,845         71,492        68,869
                                                    ------------   -------------   ------------   -----------
                                                         147,702         148,971        311,011       253,619

Noninterest expense
     Compensation and benefits                           348,184         321,856        679,919       634,365
     Occupancy and equipment                             113,317         111,826        219,039       214,806
     SAIF deposit insurance premium                        9,570          28,453         18,945       476,889
     Advertising and promotion                            32,662          17,321         59,802        40,486
     Data processing                                      51,851          48,536        102,987        96,440
     Professional fees                                    28,231          31,020         60,458        57,168
     Printing, postage, stationery, and supplies          26,392          32,253         50,864        62,395
     Other                                                92,934          91,675        173,620       169,589
                                                    ------------   -------------   ------------   -----------
                                                         703,141         682,940      1,365,634     1,752,138
                                                    ------------   -------------   ------------   -----------


Income before federal income taxes                       283,856         316,565        608,534       173,785

Federal income tax expense                                81,250         114,200        180,850        63,710
                                                    ------------   -------------   ------------   -----------


Net income                                          $    202,606   $     202,365   $    427,684   $   110,075
                                                    ============   =============   ============   ===========

Basic Earnings per Share                            $       0.26   $        0.26   $       0.56   $      0.14
Diluted Earnings per Share                                  0.26            0.26           0.56          0.14
                                                    ============   =============   ============   ===========



The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six months ended December 31, 1997
(Unaudited)

Balance at June 30, 1997                                          $12,802,744

Net income                                                            427,684

Effect of shares committed to be released by ESOP,                     27,106
at market value

Cash dividends declared on common stock @ $0.20 per share            (166,385)

Amortization of 2,650 RRP shares                                       35,255
                                                                  -----------

Balance at December 31, 1997                                      $13,126,404
                                                                  -----------





The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1997 and 1996
(Unaudited)

                                                                              1997                  1996
                                                                              ----                  ----
Cash flows from operating activities
   Net income                                                        $        427,684    $         110,075
   Adjustments to reconcile net income to
     net cash provided from operating activities
      Depreciation of premises and equipment                                  105,294              101,552
      Net accretion on securities                                             (41,146)             (16,377)
      Provision for loan losses                                                30,000               30,000
      RRP expense                                                              35,255               34,590
      ESOP expense                                                             27,106               11,321
      Loans originated for sale                                            (1,878,925)          (1,449,900)
      Proceeds from sale of loans held for sale                             1,927,175            1,353,544
      Net gains on sales of loans                                             (48,250)             (24,844)
      Net gains on sales of foreclosed real estate                            (19,639)              (5,736)
      Change in
         Accrued interest receivable and other assets                         (89,560)            (505,426)
         Accrued expenses and other liabilities                               (78,246)              83,780
                                                                     ----------------    -----------------
               Net cash provided by (used in) operating activities            396,748             (277,421)


Cash flows from investing activities
   Net decrease (increase) in interest-earning time
     deposits with other financial institutions                      $       (495,000)   $         694,000
   Net increase in loans                                                     (780,298)          (2,910,940)
   Net premises and equipment expenditures                                   (753,035)             (68,748)
   Purchases of securities held to maturity                                (1,000,000)          (1,297,040)
   Proceeds from maturities of securities held to maturity                  1,000,000                    -
   Paydowns on securities held to maturity                                  2,046,164            1,109,457
   Purchase of Federal Home Loan Bank stock                                   (69,900)            (148,600)
   Proceeds from sale of foreclosed real estate                               402,863               49,525
   Net change in investment in low-income housing partnership                  24,687               13,381
                                                                     ----------------    -----------------
               Net cash provided by (used in) investing activities            375,481           (2,558,965)






                                  (Continued)

THREE RIVERS FINANCIAL CORPORATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1997 and 1996
(Unaudited)

                                                                              1997                  1996
                                                                              ----                  ----
Cash flows from financing activities

   Net increase (decrease) in deposits                               $      1,002,122    $      (3,352,166)
   Net change in advances from borrowers for taxes
      and insurance                                                          (289,995)            (260,089)
   Proceeds from borrowed funds                                             6,750,000            9,250,000
   Repayments of borrowed funds                                            (5,350,550)          (3,616,322)
   Cash dividends paid                                                       (166,385)            (141,838)
                                                                     ----------------    -----------------
               Net cash provided by financing activities                    1,945,192            1,879,585
                                                                     ----------------    -----------------


Net change in cash and cash equivalents                                     2,717,421             (956,801)

Cash and cash equivalents at beginning of period                            7,437,993            4,111,621
                                                                     ----------------    -----------------

Cash and cash equivalents at end of period                           $     10,155,414    $       3,154,820
                                                                     ================    =================


Supplemental disclosures of cash flow information
   Cash paid for
      Interest on deposits, advances and other
             borrowings                                              $      1,920,475    $       1,700,699
      Income taxes                                                                  -              120,000






The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1997
(Unaudited)

Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the six months ended December 31,1997, and 1996 includes the consolidated results of operations of Three Rivers Financial, Inc. (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year or any other period.

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

       The Company's portfolios of securities held to maturity and available for sale consist of securities acquired to meet the Company's regulatory liquidity requirement and anticipated near term cash funding requirements. Securities in these portfolios are U.S. Government and federal agency securities, securities issued by states and political subdivisions and corporate securities. The mortgage-backed and related securities portfolio consist of issues from FHLMC, GNMA, FNMA, and other collateralized mortgage obligations with contractual maturities ranging from one to 25 years. The remaining securities held to maturity are primarily due in one to five years. Approximately 95% of the combined securities portfolio consists of fixed rate instruments while the remainder consists of floating rate instruments.



                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1997
(Unaudited)


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

NOTE 4 - BORROWINGS

       Borrowings at December 31, 1997 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.19% to 6.17%. The loans are collateralized by the Company's single family whole loans, U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $5.5 million indexed to the 3 month LIBOR rate which adjust quarterly. Adjustable rate advances have maturities ranging from three months to five years. The remaining balance of $16.2 million of advances are fixed rate, fixed term, with maturities from one month to three years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at December 31, 1997.

NOTE 5 - EARNINGS PER COMMON SHARE

       Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilultive effect of additional common shares issuable under stock options. The weighted number of shares outstanding for the calculation of basic earnings per share for the three months ended December 31, 1997 was 770,096 and 769,167 for the six month period ended December 31, 1997.



                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1997
(Unaudited)

Note 6 - REGULATORY CAPITAL REQUIREMENTS

       Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1997, the capital requirements for the Bank and the Bank's actual capital ratios. As of December 31, 1997, the Bank substantially exceeded all current regulatory capital requirements.



                                         Regulatory

                                    Capital Requirement              Actual Capital
                                    -------------------              --------------

                                                 (Dollars in thousands)
                                      Amount          Percent          Amount     Percent
                                      ------          -------          ------     -------
      Risk-based capital           $   4,077            8.00%       $  11,773      22.42%

      Core capital                     2,902            3.00%          11,271      11.60%

      Tangible capital                 1,451            1.50%          11,271      11.60%

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at December 31, 1997 to June 30, 1997 and the results of operations for the three-month period ended December 31, 1997 and the six-month period ended December 31, 1997 with the same periods ended December 31, 1996. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

December 31, 1997 compared to June 30, 1997.

The Company's total assets increased $2.4 million from $95.1 million at June 30, 1997 to $97.5 at December 31, 1997. The increases were due primarily to increases in cash and cash equivalents, interest earning time deposits with other financial institutions, loans receivable, and premises and equipment. Such increases were partially offset by decreases in securities held to maturity and foreclosed real estate.

Cash and cash equivalents increased $2.8 million or $37.84% from $7.4 million at June 30, 1997 to $10.2 million at December 31, 1997. This was due to management's decision not to invest in securities currently available in the market due to rates and maturities.

Loans receivable increased $800,000 or 1.29% from $61.8 million at June 30, 1997 to $62.6 million at December 31, 1997 due to the normal level of demand. These increases were funded by increases in FHLB Advances.

Interest earning time deposits with other financial institutions increased $500,000 or 14.29% from $3.5 million at June 30, 1997 to $4.0 million at December 31, 1997. The purchase of time deposits was in lieu of investing in longer term securities.

Premises and equipment increased $700,000 or 50.00% from $1.4 million at June 30, 1997 to $2.1 million at December 31, 1997. This increase is the result of the purchase of a building in Howe, Indiana, and the purchase of land and payment for building materials in Middlebury, Indiana. A branch facility will be opened in the building in Howe, Indiana with an anticipated opening date of February 15, 1998. Construction of a new branch office in Middlebury, Indiana began in December, 1997 and it has an anticipated opening date of May, 1998.

Investments in securitites held to maturity decreased $2.0 million or 11.19% from $17.9 million at June 30, 1997 to $15.9 million at December 31, 1997. Securities consisted of U.S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations. This decrease was due to the amortization of payments on mortgage-backed securities and other collateralized obligations.

                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Foreclosed real estate decreased $383,000 or 92.29% from $415,000 at June 30, 1997 to $32,000 at December 31, 1997. This decrease was due to the sale of a large commercial property which had been carried on the books at $370,000. The net proceeds of the sale were $384,000 which resulted in a gain on sale of $14,000.

Total borrowed funds increased $1.4 million or 6.90% from $20.3 million at June 30, 1997 to $21.7 million at December 31, 1997. This increase was partially due to an incease in demand for loans, along with the opportunity to lock in longer term funds at favorable rates . A portion of the funds will be
used to pay off loans due in January, 1998.   Borrowed funds consist of
advances from the Federal Home Loan Bank ("FHLB") with both fixed and variable interest rates and stated maturities ranging through 2001.

Total deposits increased $1.0 million to $61.3 million from $60.3 million for the six-months period ended December 31, 1997. The largest increase by deposit categories was in demand and statement savings accounts which was partially offset by a decrease in time deposits. Management believes that customers are seeking higher yielding investment alternatives due to the low interest rate environment.

RESULTS OF OPERATIONS

Net income for the three months ended December 31, 1997 was $202,600 compared to $202,400 for the three months ended December 31, 1996. Increases in interest income of $99,000, or 5.81%, were offset by increases in interest expense of $110,000, or 13.13%. Increases in noninterest expense of $20,000 or 2.93%, partially offset by a decrease in federal income tax expense, account for the flat earnings for the same period ended December 31, 1996. The Company receives federal income tax credits for the investment in the Michigan low income housing partnership. The Company anticipates flat earnings for the next year due to the expansion into the Indiana market.

Net income for the six months ended December 31, 1997 was $428,000 compared to $110,000 for the six months ended December 31, 1996, an increase of $318,000 or 289.09%. This was primarily a result of the BIF/SAIF Regulatory Burden Relief Package signed by President Clinton on September 30, 1996. The impact of this legislation on the Company's noninterest expense was approximately $411,000 pretax for the six month period ended December 31, 1996.

In addition to the BIF/SAIF special assessment, net income for the six months ended December 31, 1997 as compared to the same period in 1996 was impacted by an increase in total interest income of $244,000 or 7.26% to $3,607,000 from $3,363,000 for the six month period ended December 31, 1996. This increase was offset by a $253,000 increase in interest expense or 15.23% to $1,914,000 from $1,661,000 for the corresponding period ended in December 31, 1996.


                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income decreased $1,000 from $149,000 to $148,000 for the three month period ended December 31, 1997. Increases in gains on sale of loans of $9,000 and service charges on deposit accounts of $12,000 were partially offset by decreases in gains on sale of foreclosed real estate of $16,000 and $7,000 in other income.

Non-interest income increased $57,000 or 22.44% to $311,000 from $254,000 for the six month period ended December 31, 1997 compared to the same period ended December 31, 1996. This was due to increases in gains on sale of loans and foreclosed real estate owned along with increases in service charges on deposit accounts.

Increases in compensation expense of $26,000 to $348,000 from $322,000 along with increases in advertising and promotion expense which increased $16,000 from $17,000 to $33,000 were offset by decreases in the SAIF deposit premium of $18,000 from $28,000 to $10,000 for the three month period ended December 31, 1997.

Non-interest expense decreased $386,000 or 22.03% to $1,366,000 from $1,752,000 for the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996. The majority of the decrease was reflected in a decrease in the deposit insurance premium of $458,000 from $477,000 for the six month period ended December 31, 1996 to $19,000 for the six month period ended December 31, 1997 along with a decrease of $11,000 in printing and postage expense. These decreases were partially offset by increases in compensation expense of $46,000 to $680,000 from $634,000 and advertising expense of $20,000 to $60,000 from $40,000.

Increases in compensation expense for the three and six month period ended December 31, 1997 are due to the hiring of new staff to oversee and staff the new branches (Refer to page 9, paragraph 6), along with partial funding the RRPs of a retiring director. This increased expense is partially offset by a reduction in retirement expense.

Income tax expense is higher for the three and six-month periods ended December 31, 1997 due to the increase in income as compared to the same periods in 1996.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended December 31, 1997. While management believes the current


                                  (continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore, continue to make additional provisions to the allowance for loan losses. No assurance can be given that amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets increased $236,000 at December 31, 1997 to $807,000 as compared to $571,000 at June 30, 1997. The ratio of non-performing assets to total assets at December 31, 1997 was 0.83% compared to 0.60% at June 30 1997. Included in non-performing assets at December 31, 1997 were consumer loans in the amount of $48,000, non-performing mortgages of $716,000, foreclosed real estate of $32,000 and other repossessed assets of $11,000. Management has considered a commercial loan participation, classified as a non-accrual loan at December 31, 1997, as impaired. At December 31, 1997, the Bank's balance was $522,000. Collection under the original terms of the agreement is in doubt and, thus, management has classified the loan as impaired at December 31, 1997 and has allocated a specifie reserve of $60,000 within the allowance for loan losses. This $522,000 is included in non-performing mortgages listed above.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of December 31, 1997, $658,500 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $112,416 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, borrowings from the FHLB and interest payments on loans. While scheduled repayments of loans are a predicable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has managed this fluctuation in its source of funds through borrowings from the FHLB.

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended December 31, 1997, the Bank maintained a liquidity ratio of 29.83%. The Bank anticipates that it will have sufficient funds available to meet current commitments.

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

Recent pronouncements by the Financial Accounting Standards Board (FASB) may have an impact on financial statements issued in this and subsequent periods. These standards include the following Statements of Accounting Financial Standards (SFAS):

SFAS No. 128, "Earnings Per Share,"   revises the accounting requirements for
calculating earnings per share. Basic earnings per share for the quarter ended December 31, 1997 and later will be calculated solely on the average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to new methods.

SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. This statement is effective for financial statements for periods ending after December 15, 1997.

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

Management has determined that the impact of the adoption of these statements on the financial position or results of operations will not be material.

                                    PART II

ITEM 1 - LEGAL PROCEEDINGS
  None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
  Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
  Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 29, 1997, the Company held its annual meeting of stockholders. At the meeting G. Verglea Gotfryd, Thomas O. Monroe, Sr., and Stephen R.
  Olson were reelected to three-year terms on the Company's Board of Directors. The term of office of directors Philip Halverson, G. Richard Gatton, and Larry A. Clark continued after the meeting. The only other matter voted on at the annual meeting was the appointment of Crowe, Chizek and Company as the Company's independent auditors for the year ending June 30, 1998. The voting on these matters was as follows:

     1.  Election of Directors
         G. Verglea Gotfryd         Thomas O. Monroe, Sr.     Stephen R. Olson
         For:       742,229 votes   For:      741,729 votes   For:      741,629 votes
         Withheld:  19,027  votes   Withheld:  19,527 votes   Withheld:  19,627 votes


     2.  Appointment of Auditors
         For:            750,038 votes
         Against:          6,718 votes
         Abstentions:      4,500 votes

ITEM 5 - OTHER INFORMATION

  Director John Mathews retired from the Board effective October 1, 1997. He was subsequently named Director Emeritus.

  On November 19, 1997, the Company declared a cash dividend of $0.10 per share which was payable on January 2, 1998, to stockholders of record on December 12, 1997.

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



                                         Three Rivers Financial Corporation


Date: February 12, 1998                  /s/ G. Richard Gatton
                                         -------------------------------------
                                         G. Richard Gatton
                                         President and Chief Executive Officer




Date: February 12, 1998                  /s/ Martha Romig
                                         -------------------------------------
                                         Martha Romig
                                         Senior Vice-President, Treasurer and
                                         Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
------- ---             -----------
     27                 Financial Data Schedule