Form 10QSB
period 1998-03-31
THREE RIVERS FINANCIAL CORP
filed 1998-05-13
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    ------

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

                123 Portage Avenue, Three Rivers, Michigan 49093
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     824,540 shares of Common Stock, Par Value $.01 per share as of May 12, 1998

     Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                    ---     ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                   FORM 10QSB

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements of Three Rivers Financial Corporation (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 1998
                and June 30, 1997                                                                         1

              Condensed Consolidated Statements of Income for the three and nine months
                          ended March 31, 1998 and 1997                                                   2

              Condensed Consolidated Statement of Changes in Shareholders' Equity                         3

              Consolidated Statements of Cash Flows for the nine months ended
                March 31, 1998 and 1997                                                                   4

              Notes to Consolidated Financial Statements                                                  6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              9

PART II. OTHER INFORMATION                                                                                14

         Signatures                                                                                       15



THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 1998 and June 30, 1997
--------------------------------------------------------------------------------

                                                                           March 31,         June 30
                                                                             1998             1997
                                                                             ----             ----
                                                                          (unaudited)
ASSETS
Cash and due from other financial institutions                         $  3,071,596      $  2,724,565
Interest-earning deposits with other financial institutions               7,348,485         4,713,428
                                                                       ------------      ------------
      Cash and cash equivalents                                          10,420,081         7,437,993
Interest-earning time deposits with other financial institutions          3,965,980         3,470,980
Securities held to maturity (fair value: $15,178,729 at
   March 31, 1998, and $17,891,461 at June 30, 1997)                     15,060,083        17,924,950
Loans receivable, net of allowance for loan losses of
   $473,979 at March 31, 1998, and $487,184 at June 30, 1997)            63,435,161        61,812,630
Federal Home Loan Bank Stock                                              1,112,200         1,042,300
Accrued interest receivable                                                 482,864           450,892
Premises and equipment, net                                               2,355,064         1,435,603
Foreclosed real estate                                                       61,243           415,059
Investment in low-income housing partnership                                436,086           473,117
Other assets                                                                734,524           666,385
                                                                       ------------      ------------

      Total assets                                                     $ 98,063,286      $ 95,129,909
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Demand deposits                                                  $  2,850,210      $  2,551,384
      Savings and NOW deposits                                           21,299,067        19,932,473
      Other time deposits                                                37,075,579        37,860,935
                                                                       ------------      ------------
        Total deposits                                                   61,224,856        60,344,792
      Borrowed funds                                                     21,743,737        20,344,287
      Advances from borrowers for taxes and insurance                       316,648           399,331
      Due to low-income housing partnership                                 323,622           413,192
      Accrued expenses and other liabilities                              1,192,525           825,563
                                                                       ------------      ------------
        Total liabilities                                                84,801,388        82,327,165

Shareholders' equity
      Preferred stock, par value $0.01; 500,000 shares authorized;
        none outstanding
      Common stock, par value $0.01; 2,000,000 shares authorized;
        831,925 shares issued; 824,540 outstanding at March 31,
        1998, and 823,540 outstanding at June 30, 1997                        8,319             8,319
      Additional paid-in-capital                                          7,667,703         7,619,120
      Retained earnings, substantially restricted                         6,468,113         6,110,757
                                                                       ------------      ------------
                                                                         14,144,135        13,738,196
      Unearned Employee Stock Ownership Plan shares                        (561,626)         (561,626)
      Unearned Recognition and Retention Plan shares                       (222,369)         (262,281)
      Treasury stock at cost, (7,385 shares at March 31, 1998
        and 8,385 shares at June 30, 1997)                                  (98,242)         (111,545)
                                                                       ------------      ------------
           Total shareholders' equity                                    13,261,898        12,802,744
                                                                       ------------      ------------

             Total liabilities and shareholders' equity                $ 98,063,286      $ 95,129,909
                                                                       ============      ============



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended March 31, 1998 and 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended           Nine months ended
                                                           March          March        March            March
                                                           1998            1997        1998             1997
Interest income
   Loans Receivable                                     $1,390,109     $1,275,208    $4,162,304     $ 3,802,132
   Securities                                              268,162        288,937       871,412         977,740
   Other interest-earning assets                           146,849         97,083       378,835         244,338
                                                        ----------     ----------    ----------     -----------
        Total interest income                            1,805,120      1,661,228     5,412,551       5,024,210

Interest expense
   Deposits                                                656,684        635,190     2,006,724       1,994,918
   Borrowed funds                                          303,067        228,614       867,301         529,565
                                                        ----------     ----------    ----------     -----------
        Total interest expense                             959,751        863,804     2,874,025       2,524,483
                                                        ----------     ----------    ----------     -----------

NET INTEREST INCOME                                        845,369        797,424     2,538,526       2,499,727

Provision for loan losses                                   15,000         15,000        45,000          45,000
                                                        ----------     ----------    ----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        830,369        782,424     2,493,526       2,454,727

Noninterest income
   Loan Servicing                                           29,283         33,160        90,696          94,573
   Net gains on sales of loans                              39,284          8,747        87,533          33,590
   Net gains on sales of foreclosed real estate                  0              0        20,038          16,717
   Net loss on sales of fixed assets                             0              0             0          (1,003)
   Service charges on deposit accounts                      49,628         42,996       159,447         152,815
   Other                                                    46,813         41,509       118,305          83,338
                                                        ----------     ----------    ----------     -----------
                                                           165,008        126,412       476,019         380,030

Noninterest expense
   Compensation and benefits                               338,148        321,902     1,018,067         956,267
   Occupancy and equipment                                 134,512        114,229       353,551         329,035
   SAIF deposit insurance premium                            9,542         10,128        28,487         487,017
   Advertising and promotion                                25,371         16,796        85,173          76,598
   Data processing                                          58,564         30,703       161,551         133,690
   Professional fees                                        29,128         22,641        89,586          77,254
   Printing, postage, stationery, and supplies              45,096         28,592        95,960          79,456
   Other                                                    78,698         92,748       252,318         250,558
                                                        ----------     ----------    ----------     -----------
                                                           719,059        637,739     2,084,693       2,389,875
                                                        ----------     ----------    ----------     -----------


INCOME BEFORE FEDERAL INCOME TAXES                         276,318        271,097       884,852         444,882

Federal income tax expense                                  88,750         90,700       269,600         154,410
                                                        ----------     ----------    ----------     -----------


NET INCOME                                              $  187,568     $  180,397    $  615,252     $   290,472
                                                        ==========     ==========    ==========     ===========

Basic Earnings per Share                                $     0.25     $     0.23    $     0.82     $      0.37
Diluted Earnings per Share                                    0.24           0.23          0.80            0.37
                                                        ==========     ==========    ==========     ===========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 1998
(Unaudited)
--------------------------------------------------------------------------------



Balance at June 30, 1997                                            $12,802,744

Net income                                                              615,252

Effect of shares committed to be released by ESOP,                       48,584
     at market value

Cash dividends declared on common stock @ $0.31 per share              (257,897)

Amortization of 2,650 RRP shares                                         53,215
                                                                    -----------

Balance at March 31, 1998                                           $13,261,898
                                                                    -----------



















--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 1998 and 1997
(Unaudited)
--------------------------------------------------------------------------------

                                                                        1998             1997
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $   615,252      $   290,472
   Adjustments to reconcile net income to
   net cash provided from operating activities
        Depreciation of premises and equipment                         166,385          149,155
        Net accretion on securities                                    (54,088)         (22,520)
        Provision for loan losses                                       45,000           45,000
        RRP expense                                                     53,215           51,885
        ESOP expense                                                    48,583           18,986
        Loans originated for sale                                   (3,750,575)      (1,811,349)
        Proceeds from sale of loans held for sale                    3,838,109        1,844,939
        Net gains on sales of loans                                    (87,534)         (33,590)
        Net gains on sales of foreclosed real estate                   (19,639)          (5,736)
        Change in
             Accrued interest receivable and other assets             (100,110)        (498,945)
             Accrued expenses and other liabilities                    366,962           60,231
                                                                   -----------      -----------
                     Net cash provided by operating activities       1,121,560           88,528



CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease (increase) in interest-earning time
   deposits with other financial institutions                      $  (495,000)     $   694,000
   Net increase in loans                                            (1,696,939)      (4,180,987)
   Net premises and equipment expenditures                          (1,085,846)         (79,471)
   Purchases of securities held to maturity                         (2,487,913)      (1,746,392)
   Proceeds from maturities on securities held to maturity           2,500,000
   Paydowns on securities held to maturity                           2,906,868        2,817,102
   Purchase of Federal Home Loan Bank Stock                            (69,900)        (298,600)
   Proceeds from sale of foreclosed real estate                        402,863           42,500
   Net change in investment in low-income housing partnership          (52,539)          (8,286)
                                                                   -----------      -----------
                     Net cash (used in) investing activities           (78,406)      (2,760,134)








--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 1998 and 1997
(Unaudited)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                   1998             1997
                                                                       ----             ----
   Net increase (decrease) in deposits                             $    880,064      $ (3,727,526)
   Net change in advances from borrowers for taxes
     and insurance                                                      (82,683)         (179,447)
   Proceeds from borrowed funds                                      11,750,000        14,250,000
   Repayments of borrowed funds                                     (10,350,550)       (6,116,322)
   Cash dividends paid                                                 (257,897)         (219,205)
   Repurchase of stock                                                        -          (387,537)
                                                                   ------------      ------------
                     Net cash provided by financing activities        1,938,934         3,619,963
                                                                   ------------      ------------


Net change in cash and cash equivalents                               2,982,088           948,357

Cash and cash equivalents at beginning of period                      7,437,993         4,111,621
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $ 10,420,081      $  5,059,978
                                                                   ============      ============




Supplemental disclosures of cash flow information
   Cash paid for
   Interest on deposits, advances and other
      borrowings                                                   $  2,869,276      $  2,546,451
   Income taxes                                                          73,950           262,000

   Transfers from loans to real estate acquired
      through foreclosure                                                29,408            62,034















--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1998
(Unaudited)

Note 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the nine months ended March 31, 1998, and 1997 includes the consolidated results of operations of Three Rivers Financial, Inc. (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year or any other period.

         Reclassifications: Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

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

         The Company's portfolios of securities held to maturity and available for sale consist of securities acquired to meet the Company's regulatory liquidity requirement and anticipated near term cash funding requirements. Securities in these portfolios are U.S. Government and federal agency securities, securities issued by states and political subdivisions and corporate securities. The mortgage-backed and related securities portfolio consist of issues from FHLMC, GNMA, FNMA, and other collateralized mortgage obligations with contractual maturities ranging from one to 25 years. The remaining securities held to maturity are primarily due in one to five years. Approximately 89% of the combined securities portfolio consists of fixed rate instruments while the remainder consists of floating rate instruments.


--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1998
(Unaudited)


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

NOTE 4 - BORROWINGS

     Borrowings at March 31, 1998 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.19% to 6.17%. The loans are collateralized by the Company's single family whole loans, U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $3.3 million indexed to the 3 month LIBOR rate which adjust quarterly. Adjustable rate advances have maturities ranging from three months to five years. The remaining balance of $18.4 million of advances are fixed rate, fixed term, with maturities from two months to five years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at March 31, 1998.

                                                                    .
NOTE 5 - EARNINGS PER COMMON SHARE

     Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilultive effect of additional common shares issuable under stock options. The weighted number of shares outstanding for the calculation of basic earnings per share for the three months ended March 31, 1998 was 770,956.



--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1998
(Unaudited)

Note 6 - REGULATORY CAPITAL REQUIREMENTS

         Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1998, the capital requirements for the Bank and the Bank's actual capital ratios. As of March 31, 1998, the Bank substantially exceeded all current regulatory capital requirements.


                                        Regulatory

                                    Capital Requirement                 Actual Capital
                                    -------------------                 --------------

                                                  (Dollars in thousands)

                                      Amount            Percent            Amount       Percent
                                      ------            -------            ------       -------
Risk-based capital                 $   4,261              8.00%         $  11,839        22.23%
Core capital                           2,931              3.00%            11,367        11.63%
Tangible capital                       1,466              1.50%            11,367        11.63%














--------------------------------------------------------------------------------

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at March 31, 1998 to June 30, 1997 and the results of operations for the three-month period ended March 31, 1998 and the nine-month period ended March 31, 1998 with the same periods ended March 31, 1997. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

March 31, 1998 compared to June 30, 1997.

The Company's total assets increased $3.0 million from $95.1 million at June 30, 1997 to $98.1 at March 31, 1998. The increases were due primarily to increases in cash and cash equivalents, interest earning time deposits with other financial institutions, loans receivable, and premises and equipment. Such increases were partially offset by decreases in securities held to maturity and foreclosed real estate.

Cash and cash equivalents increased $3.0 million or 40.54% from $7.4 million at June 30, 1997 to $10.4 million at March 31, 1998. This was due to management's decision not to invest in securities currently available in the market due to unfavorable rates and maturities.

Loans receivable increased $1.6 million or 2.59% from $61.8 million at June 30, 1997 to $63.4 million at March 31, 1998 due to the normal level of demand. These increases were funded by increases in FHLB Advances along with increases in cash and cash equivalents.

Interest earning time deposits with other financial institutions increased $500,000 or 14.29% from $3.5 million at June 30, 1997 to $4.0 million at March 31, 1998. The purchase of time deposits was in lieu of investing in longer term securities.

Premises and equipment increased $1.0 million or 71.43% from $1.4 million at June 30, 1997 to $2.4 million at March 31, 1998. This increase is the result of the purchase of a building in Howe, Indiana for a branch office and the purchase of land and the construction of a branch office in Middlebury, Indiana. The Howe office was opened on February 16, 1998 and it is anticipated that the Middlebury office will open at the end of May, 1998.

Investments in securitites held to maturity decreased $2.8 million or 15.64% from $17.9 million at June 30, 1997 to $15.1 million at March 31, 1998. Securities consisted of U.S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations. This decrease was due to the amortization of payments on mortgage-backed securities and other collateralized obligations.

--------------------------------------------------------------------------------
                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Foreclosed real estate decreased $354,000 or 85.30% from $415,000 at June 30, 1997 to $61,000 at March 31, 1998. This decrease was due to the sale of a large commercial property which had been carried on the books at $370,000. The net proceeds of the sale were $384,000 which resulted in a gain on sale of $14,000.

Total borrowed funds increased $1.4 million or 6.90% from $20.3 million at June 30, 1997 to $21.7 million at March 31, 1998. This increase was partially due to an incease in demand for loans, along with the opportunity to lock in longer term funds at favorable rates . Borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") with both fixed and variable interest rates and stated maturities ranging through 2002.

Total deposits increased $900,000 to $61.2 million from $60.3 million for the nine month period ended March 31, 1998. The largest increase by deposit categories was in demand and statement savings accounts which was partially offset by a decrease in time deposits. Management believes that customers are seeking higher yielding investment alternatives due to the low interest rate environment.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $187,600 compared to $180,400 for the three months ended March 31, 1997. Increases in interest income of $144,000, or 8.67%, were offset by increases in interest expense of $96,000, or 11.11%. Increases in noninterest expense of $81,000, or 12.70% were primarily the result of additional expenses for the installation of data processing equipment and promotional expenses for the opening of our Branch Office in Howe, Indiana. These increases were partially offset by increases in non-interest income of $39,000. With the opening of our new offices in Howe and Middlebury, Indiana, the Company anticipates flat earnings for the next year.

Net income for the nine months ended March 31, 1998 was $615,000 compared to $290,000 for the nine months ended March 31, 1997, an increase of $325,000 or 112.07%. This was primarily a result of the BIF/SAIF Regulatory Relief Package signed by President Clinton on September 30, 1996. The impact of this legislation on the Company's noninterest expense was approximately $411,000 pretax for the nine month period ended March 31, 1997.

In addition to the BIF/SAIF special assessment, net income for the nine months ended March 31, 1998 as compared to the same period in 1997 was impacted by an increase in total interest income of $389,000 or 7.74% to $5,413,000 from $5,024,000 for the nine month period ended March 31, 1997. This increase was offset by a $350,000 increase in interest expense or 13.87% to $2,874,000 from $2,524,000 for the corresponding period ended March 31, 1997.

--------------------------------------------------------------------------------
                                 (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income increased $39,000 or 30.95% from $126,000 to $165,000 for the three month period ended March 31, 1998. Increases in gains on sale of loans of $30,000, service charges on deposit accounts of $7,000, and other income of $5,000 were partially offset by decreases in loan servicing fees of $4,000.

Non-interest income increased $96,000 or 25.26% to $476,000 from $380,000 for the nine month period ended March 31, 1998 compared to the same period ended March 31, 1997. Increases in gains on sale of loans of $54,000, net gains on sales of foreclosed real estate of $3,000, service charges on deposit accounts of $6,000 and other income of $35,000 was partially offset by a decrease in loan servicing fees in the amount of $4,000. The increase in other income is basically due to the Company's purchase of life insurance policies for executive officers which produced additional income due to the increase in the cash surrender value of the policies.

Non-interest expense increased $81,000 or 12.70% to $719,000 from $638,000 for the three month period ended March 31, 1998 compared to the same period ended March 31, 1997. Increases in compensation expense of $16,000, occupany and equipment of $21,000, advertising of $8,000, data processing expense of $28,000, professional fees of $6,000 and printing, postage and supplies of $16,000 were partially offset by decreases of $14,000 in other expense. The increases were primarily the result of the opening of our new branch in Howe, Indiana. The decrease in other expense was partially a result of the elimination of the Michigan Intangibles tax.

Non-interest expense decreased $300,000 or 12.50% to $2.1 million from $2.4 million for the nine month period ended March 31, 1998 compared to the same period ended March 31, 1997. This was primarily a result of the decrease in the SAIF premium which was offset by increases in compensation and benefits of $62,000, occupancy and equipment of $25,000, advertising and promotion of $8,000, data processing of $28,000, professional fees of $13,000 and printing and postage of $17,000.
                                                           .
Income tax expense is higher for the three and nine-month periods ended March 31, 1998 due to the increase in income as compared to the same periods in 1997.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended March 31, 1998. While management believes the current
------------------------------------------------------------------------------
                                 (continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore, continue to make additional provisions to the allowance for loan losses. No assurance can be given that amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets increased $152,000 at March 31, 1998 to $723,000 as compared to $571,000 at June 30, 1997. The ratio of non-performing assets to total assets at March 31, 1998 was 0.73% compared to 0.60% at June 30, 1997. Included in non-performing assets at March 31, 1998 were non-performing mortgages of $652,000, foreclosed real estate of $61,000 and other repossessed assets of $10,000. Management has considered a commercial loan participation, classified as a non-accrual loan at March 31, 1998 as impaired. At March 31, 1998, the Bank's balance was $472,000. Collection under the original terms of the agreement is in doubt and, thus, management has classified the loan as impaired at March 31, 1998. This $472,000 is included in non-performing mortgages listed above.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of March 31, 1998, $582,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $473,600 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.

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

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended March 31, 1998, the Bank maintained a liquidity ratio of 31.43%. The Bank anticipates that it will have sufficient funds available to meet current commitments.

--------------------------------------------------------------------------------

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
Recent pronouncements by the Financial Accounting Standards Board (FASB) may have an impact on financial statements issued in this and subsequent periods. These standards include the following Statements of Accounting Financial Standards (SFAS):

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

SFAS No.129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. This statement is effective for financial statements for periods ending after December 15, 1997.

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

         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         On February 18, 1998, the Company declared a cash dividend of $0.11 per share which was payable on April 1, 1998, to stockholders of record on March 6, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             27     Financial Data Schedule

         (b) Reports on Form 8-k
             None







------------------------------------------------------------------------------

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN


                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Three Rivers Financial Corporation


Date: May 13, 1998                         /s/ G. Richard Gatton
                                           -------------------------------------
                                           G. Richard Gatton
                                           President and Chief Executive Officer




Date: May 13, 1998                         /s/ Martha Romig
                                           -------------------------------------
                                           Martha Romig
                                           Senior Vice-President, Treasurer and
                                           Chief Financial Officer













------------------------------------------------------------------------------

                              INDEX TO EXHIBITS


EXHIBIT NO.                                         DESCRIPTION
-----------                                         -----------

   27                                               Financial Data Schedule