Form 10KSB40
period 1998-06-30
THREE RIVERS FINANCIAL CORP
filed 1998-09-28
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended June 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________ to  _____________

                         Commission file number 1-13826

                       THREE RIVERS FINANCIAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)


                       DELAWARE                                                                  38-3235452
(State or Other Jurisdiction of Incorporation or Organization)                      (I.R.S. Employer Identification No.)

      123 PORTAGE AVENUE, THREE RIVERS, MICHIGAN                                                    49093
       (Address of Principal Executive Offices)                                                   (Zip Code)


                                 (616) 279-5117
                (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.   $7,905,448

     As of September 16, 1998, there were issued and outstanding 783,313 shares of the registrant's common stock.

     The issuer's voting stock trades on the American Stock Exchange under the symbol "THR." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on September 16, 1998, was $12,875,707.43 ($16.4375 per share based on 783,313 shares of common stock outstanding).

Transitional Small Business Disclosure Format
                  Yes  [  ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (Parts I and II).
2. Portions of the Definitive Proxy Statement relating to the Annual Meeting of Stockholders. (Part III)

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

         The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). As a unitary savings and loan holding company, the Company is generally not restricted in the types of activities in which the Company may engage provided the Bank maintains a specified amount of assets in housing-related investments . To date, the Company has not conducted any significant activity other than manage its investment in the Bank and invest the net proceeds retained by the Company in connection with the Conversion.

BUSINESS OF THE BANK

         The Bank was formed in 1886 as a Michigan-chartered mutual savings and loan association. In 1933, the Bank became a member of the Federal Home Loan Bank ("FHLB") of Indianapolis and in 1939 obtained federal deposit insurance. The Bank converted to a federal mutual savings bank in 1987 and adopted its present name. The Bank operates through six full service offices in Three Rivers (two offices), Schoolcraft, and Union, Michigan, and Howe and Middlebury, Indiana.

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

MARKET AREA AND COMPETITION

         The Bank considers its primary market area to consist of St. Joseph and Cass Counties, Michigan, the southwest portion of Kalamazoo County, Michigan, La Grange County, Indiana, and the eastern portion of Elkhart County, Indiana. Management believes that most of the Bank's depositors and borrowers are residents of these counties. The Bank's primary market area has an agricultural and diversified industrial economic base (which includes the cyclical automobile industry), with an emphasis on the production sector that includes major manufacturers of international scope. Moreover, the distribution sector, primarily in the wholesale and retail trades, constitutes a substantial portion of the area's economy in terms of product mix, sales receipts, and employment. Large local employers include American Axle (automotive), Johnson Corporation (steam specialties), Dutch Housing (manufactured housing), Lear Siegler (refrigeration equipment) and Coachman Industries (manufactured housing and recreational vehicles).

         The Bank experiences competition both in attracting and retaining deposits and in the making of mortgage and other loans. Direct competition for deposits in the Bank's market area comes from one savings institution, two credit unions, and three commercial banks which have offices in its market area. Significant competition for the Bank's other deposit products and services come from money market mutual funds, brokerage firms, and insurance companies. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for the origination of real estate loans primarily comes from other financial institutions and mortgage companies.

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

         The Bank has sought to build an interest rate sensitive loan portfolio by originating adjustable rate mortgage ("ARM") loans and five-year balloon mortgage loans. The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. As of June 30, 1998, 78.35% of the mortgage loan portfolio was comprised of ARM loans. The Bank's ARM loans have an interest rate that adjusts periodically based on the 1- or 3-year U.S. Treasury index. The interest rates on these loans have an initial adjustment period of one or three years, with a maximum adjustment of 2% per year and 6% over the life of the loan. All ARM loans originated by the Bank are retained in the Bank's loan portfolio.

         Loan Portfolio Composition: The following information presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated.


                                                                                At June 30,
                                                       ------------------------------------------------------------
                                                                    1998                         1997
                                                       ------------------------------------------------------------
                                                          Amount            Percent       Amount          Percent
                                                       ------------       -----------   ----------     ------------
                                                                       (Dollars in thousands)
Real Estate Loans:
            One-to-four family ................            $43,296            67.80%     $42,945            67.35%
            Secured by other real estate(1)....              5,959             9.33        6,210             9.74
            Construction loans ................              2,480             3.89        3,453             5.41
                                                           -------           ------      -------           ------
               Total real estate loans ........             51,735            81.02       52,608            82.50

Other Loans:
            Consumer Loans:
               Automobile .....................              2,800             4.38        2,758             4.33
               Home equity ....................              2,800             4.38        2,585             4.05
               Other ..........................              4,328             6.78        3,768             5.91
                                                           -------           ------      -------           ------
                  Total consumer loans ........              9,928            15.54        9,111            14.29
                                                           -------           ------      -------           ------
               Commercial business loans.......              2,195             3.44        2,047             3.21
                  Total other loans ...........             12,123            18.98       11,158            17.50
                                                           -------           ------      -------           ------

Total loans ...................................             63,858           100.00%      63,766           100.00%
                                                                             ======                        ======

Less:
            Loans in process (undisbursed).....                801                         1,089
            Unearned discounts ................                  2                             6
            Deferred origination fees .........                446                           371
            Allowance for loan losses .........                489                           487
                                                           -------                       -------
               Total loans receivable, net.....            $62,120                       $61,813
                                                           =======                       =======

------------
(1)   Includes multi-family and commercial real estate.

         The following table sets forth certain information at June 30, 1998 regarding the net dollar amount of loans maturing in the Bank's portfolio, based on contractual terms to maturity. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                          Real Estate
                                             ----------------------------------------------------------------------
                                                                           Secured by Other
                                              One-to-four family            Real Estate(2)                  Construction
                                              --------------------         -----------------                -------------
                                                               Weighted                       Weighted
                                                                Average                        Average
                                               Amount            Rate         Amount            Rate          Amount
                                               ------         ----------      ------         ----------       ------
                                              (Dollars in thousands)
Due During Years Ending June 30,
1999(1).........................              $   512           8.33%          $   245           9.05%        $ 2,480
2000 ...........................                  441           8.53                45           9.52              --
2001 ...........................                  234           7.65               657           8.74              --
2002 and 2003 ..................                  615           8.60               869           9.10              --
2004 to 2006 ...................                2,772           8.27               388           9.24              --
2007 to 2021 ...................               16,040           8.34             3,248           9.32              --
2022 and following .............               22,682           7.76               507           8.57              --
                                              -------                          -------                        -------
         Total .................              $43,296           8.03%          $ 5,959           9.15%        $ 2,480
                                              =======           ====           =======           ====         =======


                                             Real Estate
                                             ------------             Consumer and
                                             Construction         Commercial Business                   Total
                                             ------------        ---------------------              -------------

                                                Weighted                        Weighted                       Weighted
                                                Average                          Average                        Average
                                                  Rate         Amount             Rate          Amount           Rate
                                               ---------       ------           --------        ------         --------
                                              (Dollars in thousands)
Due During Years Ending June 30,
1999(1).........................                9.57%         $ 2,469             9.71%        $ 5,706           9.50%
2000 ...........................                  --            1,136             9.14           1,622           8.99
2001 ...........................                  --            1,492             9.51           2,383           9.11
2002 and 2003 ..................                  --            3,760             9.04           5,244           9.00
2004 to 2006 ...................                  --            1,250            10.40           4,410           8.96
2007 to 2021 ...................                  --            2,016            10.34          21,304           8.68
2022 and following .............                  --               --               --          23,189           7.77
                                                              -------                          -------
         Total .................                9.57%         $12,123             9.60%        $63,858           8.49%
                                                ====          =======            =====         =======           ====



------------------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.
(2)  Includes multi-family and commercial real estate.

         The total amount of loans due after June 30, 1999 which have predetermined or fixed interest rates is $13.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $45.0 million.

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

         One-to-Four Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination and, to a lesser extent, the purchase of loans secured by first mortgages on owner-occupied, one-to-four family residential properties. At June 30, 1998 $43.3 million or 67.8% of the Bank's gross loan portfolio consisted of loans secured by one-to-four family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area.

         The Bank offers fixed-rate mortgages with 15 to 30 year terms. Fixed-rate loans are made only on single family, owner occupied homes. The Bank also originates loans on condominiums, duplex dwellings, and town homes in its market area. The Bank generally sells its fixed-rate loans in the secondary market, with servicing retained.

         The Bank offers residential adjustable rate mortgage loans ("ARMs"), all of which are tied to the 1 or 3 year U.S. Treasury index. The ARMs' adjustment periods are either one or three years, with interest rate adjustments of not more than 2% per year and a limit on adjustments over the life of the loan of not more than 6%. The Bank's residential ARM loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. The Bank offers five and seven year fixed-rate mortgage products with 30 year amortization schedules that convert to one year ARMs at the end of the term. The Bank also offers three, five, and ten-year balloon mortgages with amortization periods of 10 to 30 years. These loans are considered to be a declining part of the loan portfolio and are not considered to be a significant risk.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is generally 70%.

         The retention of ARM loans in the Bank's portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate mortgages will adjust sufficiently to compensate for increases, if any, in the Bank's cost of funds. The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed-rate loans and in its lending activities.

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one-to-four family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At June 30, 1998, the Bank's loan portfolio included $2.5 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction and receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have either adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Construction/permanent loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and regular monthly payments begin one month from the date the loan is converted to permanent financing. Borrowers must also execute a Construction Loan Agreement with the Bank.

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

         Multi-Family and Commercial Real Estate Lending. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on retail and office buildings, manufacturing facilities, churches, and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained on one-to-four family residential mortgage loans. The Bank also purchases participations in commercial loans originated by other financial institutions. The Bank's multi-family residential and commercial real estate loans generally have terms of 20 years or less, have adjustable rates, and have loan-to-value ratios not exceeding 75%. At June 30, 1998, loans on multi-family and commercial real estate properties constituted approximately $6.0 million, or 9.33%, of the Bank's gross loan portfolio.

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

         Consumer Lending. The Bank originates consumer loans on a secured and unsecured basis. Consumer loans consist of personal loans, automobile, boat, and recreational vehicle loans, savings account loans, and home improvement and home equity loans. At June 30, 1998, consumer loans amounted to $9.9 million, or 15.54%, of the Bank's total loan portfolio.

         Consumer lending generally involves more risk as compared to one-to-four family residential mortgage lending. Loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In addition, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses, and ability to repay the loan, and the value of the collateral.

         Commercial Business Loans. The Bank offers commercial business loans which generally include equipment loans with varying terms and working capital lines of credit secured by inventory and accounts receivable. Working capital lines of credit are generally renewable and made for a one-year term. Interest rates on commercial business loans are generally indexed to the prime rate. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and may require personal guarantees if the borrower is a corporation. At June 30, 1998, commercial business loans amounted to $2.2 million, or 3.44%, of the Bank's total loan portfolio. At June 30, 1997, the Bank's largest commercial business loan was a loan to a manufacturing corporation with an outstanding balance of $1.1 million which was current.

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

         Loan Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources. Residential mortgage, consumer, and other loan originations primarily come from walk-in customers and referrals by Realtors, depositors, and borrowers. Loan applications may be taken by the President or a Vice President of the Bank, and are then submitted to the Bank's Loan Committee consisting of the President, Vice President of Lending, and the Chief Financial Officer. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank.

         Under the Bank's lending policy, all loans to customers with outstanding borrowings in excess of $200,000 must be approved by the Board of Directors. Loans under $200,000 may be approved by the Loan Committee or individual officers up to certain authorized amounts as specified in the lending policy.

         Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to the market rate at the time of the loan closing. The Bank will grant a 30-day commitment locking in an interest rate upon the payment of a commitment fee. At June 30, 1998, the Bank had $2.2 million of commitments to originate mortgage loans. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and title insurance is required for loans secured by real estate.

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

         To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by the Bank at the time such loans are originated or acquired. At June 30, 1998, net deferred loan fees amounted to approximately $446,000, which are being recognized as income over the estimated lives of the related loans.

         Loans-to-One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. As of June 30, 1998, the Bank was in compliance with these lending limits.

         Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. The policy of the Bank is to place on nonaccrual status any mortgage loan that has remained delinquent for 90 days or more, unless the loan is well-secured and in the process of collection. Consumer and commercial loans not secured by real estate are charged off, or any expected loss is specifically reserved against the allowance for loan losses, after the loans become more than 90 days past due.

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

         Real estate acquired by the Bank as a result of, or in lieu of, foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at fair value at the date of foreclosure. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, if it is periodically determined that the carrying value of the property exceeds its estimated net realizable value, the amount of the difference is charged against operations.

         The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, as discussed above. Foreclosed assets include assets acquired in settlement of loans.

                                                                         June 30,
                                                            ------------------------------------
                                                                 1998                  1997
                                                            --------------        --------------
                                                                     (Dollars in thousands)
Non-accruing loans:
    One-to-four family . . . . . . . . . . . . . . . .          $455                 $ --
    Consumer . . . . . . . . . . . . . . . . . . . . .           198                  145
                                                                ----                 ----
         Total . . . . . . . . . . . . . . . . . . . .           653                  145
                                                                ----                 ----
Accruing loans delinquent more than 90 days:
    One-to-four family . . . . . . . . . . . . . . . .                                  5
    Consumer . . . . . . . . . . . . . . . . . . . . .            --                    6
                                                                ----                 ----
         Total. . . . . . . . . . . . . . . . . . . . . . .       --                   11
                                                                ----                 ----
Foreclosed assets:
    One-to-four family . . . . . . . . . . . . . . . .            29                   40
    Secured by other real estate . . . . . . . . . . .            --                  375
    Consumer                                                      --                   --
                                                                ----                 ----
         Total . . . . . . . . . . . . . . . . . . . .           682                  415
                                                                ----                 ----
Total non-performing assets. . . . . . . . . . . . . .          $682                 $571
                                                                ====                 ====
Total as a percentage of total assets. . . . . . . . .          0.69%                0.60%
                                                                ====                 ====




         During the year ended June 30, 1998, gross interest income of $29,700 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the respective periods. Interest recognized in income on nonaccrual loans during such period amounted to $31,900.

         At June 30, 1998, the Bank had approximately $40,000 in loans considered by management to be potential problem loans that were not reflected in the preceding table. As to these loans, information about possible credit problems of borrowers have caused management to have concerns about the ability of the borrowers to comply with present loan repayment terms. These loans are subject to increased management attention and their classification is reviewed on a quarterly basis.

         The following table sets forth information concerning delinquent mortgage and consumer and commercial loans at June 30, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                      Loans Delinquent For:
                               -----------------------------------------------------------------------------------------------------
                                          30-59 Days                           60-89 Days                    90 Days and Over
                               -----------------------------------------------------------------------------------------------------
                                                      Percent                            Percent                           Percent
                                                     of Loan                             of Loan                           of Loan
                               Number     Amount    Category      Number     Amount     Category       Number     Amount   Category
                               ------     ------    ---------     ------     ------     ---------      ------     ------   --------
                                                                                 (Dollars in thousands)
Real Estate:
    One-to-four family....         2       $145       0.33%           1        $ 39        0.09%            3       $455      1.05%
Consumer and
    commercial............        14        150       1.24            4          20        0.16             4         48      0.40
                                ----       ----                    ----        ----                       ---       ----
         Total ...........        16       $295       0.46%           5        $ 59        0.09%            7       $503      0.79%
                                ====       ====       ====         ====        ----        ====          ====       ====      ====



         Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful," or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation--Regulation of the Bank--Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing, which is reviewed by the Board of Directors. At June 30, 1998, management had $262,000 assets classified as special mention, $523,000 assets classified as substandard and no assets classified as doubtful or loss. For additional information, see "Non-Performing Loans and Other Problem Assets." See also "Multi-Family and Commercial Real Estate Lending."

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay the estimated value of any underlying collateral, and current economic conditions. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income and decreases the allowance by charge-offs (net of recoveries).

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

         The Bank was last examined by the OTS in October 1997 and its loan loss allowance was considered by the OTS to be adequate as of that time. While the Bank believes it has established its existing allowances for loan losses to a level considered adequate based on its evaluation of the quality of the loan portfolio, there can be no assurance that regulators, in reviewing the Bank's loan portfolio during future examinations, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

         The decrease in the ratio of the allowance to non-performing loans relates primarily to one residential real estate loan considered nonperforming at June 30, 1998 but not at June 30, 1997 The Company has secured a first lien on the property and no loss is expected The allowance for loan losses has remained stable from 1997 to 1998 After considering a variety of factors, including but not limited to the facts that the composition of the loan portfolio has remained relatively unchanged and that there has not been a significant change in classified loans, management did not consider an increase to the allowance for losses necessary during 1998.

                                                              Year Ended June 30,
                                                    ----------------------------------------
                                                           1998                  1997
                                                    ------------------     -----------------
                                                             (Dollars in thousands)
Balance at beginning of period..................          $487                   $441
Charge-offs:
    One-to-four family..........................           (11)                    --
    Consumer and commercial business............           (57)                   (15)
                                                          ----                  -----
         Total charge-offs......................           (68)                   (15)
                                                          ----                  -----
Recoveries:
    Consumer and commercial business............            10                      1
                                                          ----                  -----
         Total recoveries.......................            10                      1
                                                          ----                  -----

Net charge-offs.................................           (58)                   (14)
Provision charged to operations.................            60                     60
                                                          ----                   ----
Balance at end of period........................          $489                   $487
                                                           ===                    ===
Ratio of net charge-offs during
     the period to average loans
     outstanding during the period..............          0.08%                  0.02%
                                                          ====                   ====

Ratio of allowance to non-performing loans......         74.89%                312.30%
                                                         =====                 ======



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

                                                                        At June 30,
                                  ---------------------------------------------------------------------------------------
                                                    1998                                           1997
                                  -----------------------------------------      ----------------------------------------
                                                            Percent of                                     Percent of
                                                           Loans in Each                                  Loans in Each
                                                            Category to                                    Category to
                                       Amount               Total Loans               Amount               Total Loans
                                  -----------------     -------------------      -----------------     -------------------
                                                                   (Dollars in thousands)

One-to-four family.............      $159                   67.80%                  $110                   67.35%
Secured by other real estate...        60                    9.33                    120                    9.74
Construction...................        25                    3.89                     50                    5.41
Consumer.......................        95                   15.54                     95                   14.29
Commercial business............        52                    3.44                     60                    3.21
Unallocated....................        98                      --                     52                      --
                                     ----                  ------                   ----                  ------

         Total                       $489                  100.00%                  $487                  100.00%
                                     ====                  ======                   ====                  ======



INVESTMENT ACTIVITIES

         GENERAL. The Bank invests in securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include federal funds, federal government and agency securities and qualified deposits in other financial institutions. In accordance with SFAS No. 115, the Bank classifies securities as either held to maturity or available for sale. For further information, see Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed and related securities, including mortgage participation certificates which are insured or guaranteed by U.S. government agencies and government sponsored enterprises and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA").

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         The Bank's mortgage-backed securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended ("Code"), as REMICs. CMOs and REMICs (collectively
CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC, or GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. Consequently, the maturity of a particular CMO class may be substantially less than the contractual maturity of the underlying security. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of securities are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them. However, mortgage-backed securities are subject to interest rate and prepayment risk. In that regard, at June 30, 1998, the Bank's mortgage-backed securities portfolio included net unrealized gains of $110,000. Although the Bank has the ability and the intention to hold such securities to maturity, the Bank's net interest income may be adversely affected as a result of such securities carrying below market rates of interest.

     The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                                           June 30,
                                                         --------------------------------------------------------------------------
                                                                        1998                                     1997
                                                         -----------------------------------     ----------------------------------
                                                               Book               Fair                 Book                Fair
                                                              Value               Value               Value               Value
                                                         ----------------    ---------------     ----------------    --------------
                                                                                    (Dollars in thousands)
Interest-earning time deposits in other
  financial institutions . . . . . . . . . . . . . . .         $  4,065           $  4,065             $  3,471            $  3,475
                                                                =======            =======              =======             =======

Investment Securities:
    U.S. Government securities and agency obligations.         $  1,500           $  1,502             $  2,498            $  2,482
    Obligations of states and political subdivisions .              375                398                  375                 386
    Other. . . . . . . . . . . . . . . . . . . . . . .              103                103                  802                 802
                                                                -------            -------              -------             -------
     Subtotal. . . . . . . . . . . . . . . . . . . . .            1,978              2,003                3,675               3,670
                                                                -------            -------              -------             -------

FHLB stock . . . . . . . . . . . . . . . . . . . . . .            1,162              1,162                1,042               1,042
                                                                -------            -------              -------             -------

Mortgage-Backed Securities:
    FNMA certificates. . . . . . . . . . . . . . . . .            3,938              3,974                5,053               5,016
    GNMA certificates. . . . . . . . . . . . . . . . .            2,635              2,676                  661                 696
    FHLMC certificates . . . . . . . . . . . . . . . .            3,073              3,077                3,788               3,790
    Collateralized mortgage obligations. . . . . . . .            3,378              3,383                4,748               4,719
                                                                -------            -------              -------             -------
     Subtotal. . . . . . . . . . . . . . . . . . . . .           13,024             13,110               14,250              14,221
                                                                -------            -------              -------             -------

Total investment securities, FHLB stock and
  mortgage-backed securities . . . . . . . . . . . . .          $16,164            $16,275              $18,967             $18,933
                                                                =======            =======              =======             =======

Average remaining life of
    U.S. Government and Agency securities                             7.1 years                               2.0 years
    Obligations of states and political subdivisions                  9.2 years                               10.2 years


     The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                                             June 30, 1998
                                                        ----------------------------------------------------------------------------
                                                             Less than                  1 to 5                        5 to 10
                                                               1 Year                    Years                         Years
                                                        --------------------     -----------------------       ---------------------
                                                        Carrying    Average      Carrying       Average        Carrying      Average
                                                          Value      Yield        Value          Yield          Value         Yield
                                                        -------     ------       --------       --------       --------      -------
SECURITIES HELD TO MATURITY:
    U.S. Treasury and U.S. government
              agencies...........................     $    --          --%      $   500          6.05%      $   1,000         7.25%
    Obligations of states and political
              subdivisions.......................          --          --            --            --             125         5.13
    Other .......................................          --          --           103          6.20              --           --
         Total investment securities held to
              maturity...........................          --          --           603          6.08           1,125         7.01
                                                      -------                   -------                      --------
    Mortgage-backed securities ..................         340        4.66         4,712          5.63           1,197         5.14
                                                      -------                   -------                      --------
         Total securities held to maturity.......         340        4.66         5,315          5.68           2,322         6.05

SECURITIES AVAIlABLE FOR SALE:

    Mortgage-backed securities ..................          --          --            --            --              --           --
                                                      -------                   -------                      --------
         Total securities available for sale.....          --          --            --            --              --           --
                                                      -------                   -------                      --------

Total investment and mortgage-backed
         securities..............................     $   340        4.66       $ 5,315          5.68%      $   2,322         6.05%
                                                      =======      ======       =======          ====       =========         ====

                                                                               June 30, 1998
                                                     ----------------------------------------------------------------------
                                                                Over
                                                              10 Years                    Total Investment Securities
                                                     ------------------------      ----------------------------------------
                                                       Carrying      Average       Carrying         Average        Market
                                                        Value         Yield         Value            Yield          Value
                                                     ----------     ---------      ---------        ---------     ---------
SECURITIES HELD TO MATURITY:
    U.S. Treasury and U.S. government
             agencies............................     $    --            --%        $ 1,500           6.85%        $ 1,502
    Obligations of states and political
             subdivisions........................         250          5.40             375           5.31             398
    Other .......................................          --            --             103           6.20             103
         Total investment securities held to
             maturity............................         250          5.40           1,978           6.52           2,003
                                                      -------                       -------                        -------
    Mortgage-backed securities ..................       6,050          6.45          12,299           5.96          12,385
                                                      -------                       -------                        -------
         Total securities held to maturity ......       6,300          6.41          14,277           6.04          14,388

SECURITIES AVAIlABLE FOR SALE:

    Mortgage-backed securities ..................         725          4.50             725           4.50             725
                                                      -------                       -------                        -------
         Total securities available for sale ....         725          4.50             725           4.50             725
                                                      -------                       -------                        -------

Total investment and mortgage-backed
         securities..............................     $ 7,025          6.21%        $15,002           5.97%        $15,113
                                                      =======          ====         =======           ====         =======


         The Bank's securities portfolio at June 30, 1998 contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, maturing investment, and mortgage-backed securities and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank also has the ability to obtain advances from the FHLB as an additional source of funds.

         Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement savings accounts and certificates of deposit ranging in terms from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

         The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.


                                                                                           Maturity
                                                            -------------------------------------------------------------------
                                                                             Over            Over
                                                            3 Months        3 to 6         6 to 12         Over 12
                                                            or Less         Months          Months         Months         Total
                                                            ---------      --------        --------        -------        -----
                                                                                    (Dollars in thousands)
Certificates of deposit of  $100,000 or more.........          $1,100        $1,275          $734          $1,779         $4,888



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

BORROWINGS

         Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured under a blanket collateral agreement by the Bank's stock in the FHLB, one to four family residential mortgage loans contained in the Bank's loan portfolio, and a portion of the Bank's investment and mortgage-backed securities.

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

         The following table sets forth certain information as to FHLB advances at the dates indicated.


                                                                                       June 30,
                                                                     ---------------------------------------------
                                                                             1998                     1997
                                                                     ---------------------     -------------------
                                                                                (Dollars in thousands)
FHLB advances                                                          $22,744                   $20,344
                                                                        ------                    ------
          Total borrowings                                             $22,744                   $20,344
                                                                        ======                    ======
Weighted average interest rate of FHLB advances                           5.58%                     5.75%


         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.


                                                           For the Year Ended
                                                                 June 30,
                                             ----------------------------------------------
                                                     1998                      1997
                                             --------------------      ---------------------
                                                         (Dollars in thousands)
Maximum Balance:
          FHLB advances                        $22,744                   $20,344
Average Balance:
          FHLB advances                        $20,331                   $14,049


SUBSIDIARY ACTIVITIES

         The Company has one wholly-owned subsidiary, the Bank. The Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1998 the Bank was authorized to invest up to approximately $3.0 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

         The Bank's only service corporation is Alpha Financial, Inc., a corporation organized under the laws of the state of Michigan in 1975. The Bank's investment in Alpha Financial, Inc. was $79,000 at June 30, 1998. The assets of the service corporation consist of cash and stock in MIMLIC Life Insurance Company, which reinsures credit life insurance policies written on the lives of borrowers of various financial institutions.

EMPLOYEES

         Substantially all of the activities of the Company are conducted by the Bank. Therefore, as of June 30, 1998, the Company did not have any salaried employees. As of June 30, 1998, the Bank had 43 full-time employees and four part-time employee, none of whom was represented by a collective bargaining agreement.

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

         QUALIFIED THRIFT LENDER TEST. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, for the quarter ended September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $411,000 on November 27, 1996 to recapitalize the SAIF. This expense was recognized during the first quarter of fiscal 1997.

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

         Under OTS regulations, a savings bank with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at June 30, 1998, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

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

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1998.


                                                                                         Percent of
                                                             Amount                    Adjusted Assets
                                                       -----------------------------------------------------
                                                                       (Dollars in Thousands)
GAAP Capital. . . . . . . . . . . . . . . . . .              $ 12,688                    12.84%
                                                               ======                    =====

TANGIBLE CAPITAL: (1)
Regulatory requirement. . . . . . . . . . . . .              $  1,479                     1.50%
Actual capital. . . . . . . . . . . . . . . . .                11,573                    11.74
                                                               ------                    -----
   Excess . . . . . . . . . . . . . . . . . . .               $10,094                    10.24%
                                                               ======                    =====

LEVERAGE (CORE) CAPITAL: (1)
Regulatory requirement. . . . . . . . . . . . .              $  2,958                     3.00%
Actual capital. . . . . . . . . . . . . . . . .                11,573                    11.74
                                                               ------                    -----
   Excess . . . . . . . . . . . . . . . . . . .              $  8,615                     8.74%
                                                              =======                     ====

RISK-BASED CAPITAL: (2)
Regulatory requirement. . . . . . . . . . . . .              $  4,142                     8.00%
Actual capital. . . . . . . . . . . . . . . . .                12,060                    23.29
                                                               ------                    -----
   Excess . . . . . . . . . . . . . . . . . . .              $  7,918                    15.29%
                                                              =======                    =====

------------
(1) Regulatory capital reflects modifications from GAAP capital due to goodwill and other intangible assets not permitted to be included in regulatory capital.
(2)      Based on risk-weighted assets of $51.8 million.

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

         The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At June 30, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

         At June 30, 1998, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

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

         THRIFT CHARTER. Congress has been considering legislation in various forms that would require, among other things, federal thrifts, such as the Bank, to convert their charters to national or state bank charters. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and the Company because, among other things, the regulatory, capital, and accounting treatment for national and state banks and savings associations differs in certain significant respects. Also, under current law, unitary savings and loan holding companies are permitted to engage in activities that would not be permitted for a bank holding company. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and the Company.

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

         As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At June 30, 1998, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement.

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1998, the Bank was in compliance with these requirements.

         QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of June 30, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         YEAR 2000 COMPLIANCE. In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. The OTS has recently established an examination procedure which contains three categories of ratings: "Satisfactory," "Needs Improvement," and "Unsatisfactory." Institutions that receive a year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. The Company is currently addressing the year 2000 issue, as more fully discussed in the Company's Annual Report to Stockholders for the Year Ended June 30, 1998 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000."

ITEM 2.    DESCRIPTION OF PROPERTIES

         (a)      Properties.

         The Company owns no real property but utilizes the offices of the Bank. The following table sets forth the location and certain additional information regarding the Bank's offices at June 30, 1998.

                                                                                        Total
                                                                                     Approximate                 Net Book Value
                                                              Date                     Square                     at June 30,
                   Location                                 Acquired                   Footage                        1998
-------------------------------------------------     ---------------------     ---------------------     --------------------------
                                                                                                 (Dollars in thousands)
Main Office                                             1981                      17,092                    $1,060
            123 Portage
            Three Rivers, Michigan 49093
            (616) 279-5117
Branch Office                                           1971                      3,400                     100
            500 N. Grand
            Schoolcraft, Michigan 49087
            (616) 674-5271
Branch Office                                           1988                      1,661                     286
            15534 U.S. 12
            Union, Michigan 49130
            (616) 641-7979
Branch Office                                           1988                      2,443                     122
            1213 West Michigan Avenue
            Three Rivers, Michigan 49093
            (616) 273-8681
Branch Office                                           1998                      5,171                     383
            303 Defiance
            Howe, Indiana  46746
            (219) 562-3300
Branch Office
            420 N. Main
            Middlebury, Indiana  46540
            (219) 825-2255                              1998                      1,908                        675
                                                                                                            ------
                                                                                                            $2,626
                                                                                                            ======

         The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures, and equipment) at June 30, 1998 was $2.6 million. See Note 5 of Notes to Consolidated Financial Statements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders for a vote during the quarter ended June 30, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the caption "Market Price of TRFC's Common Shares and Related Shareholder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "Annual Report") is incorporated herein by reference.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT

         The information contained under the caption "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's Proxy Statement for the annual meeting of stockholders to be held October 28, 1998 (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Exhibits are either attached as part of this Report or incorporated by reference herein.



         Exhibit Number             Description
         --------------             -----------
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

            13             Annual Report to Stockholders for the fiscal year ended June 30, 1998

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

                             THREE RIVERS FINANCIAL CORPORATION


September 28, 1998           By:/s/  G. Richard Gatton
                                ------------------------------------------------
                                 G. Richard Gatton
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

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


      Signatures                            Title                                                Date
      ----------                            -----                                                ----

/s/  G. Richard Gatton             President, Chief Executive Officer,                         September 28, 1998
---------------------------        and Director
G. Richard Gatton                  (Principal Executive Officer)

/s/  Martha Romig                  Senior Vice President, Chief Financial                      September 28, 1998
---------------------------        Officer, Secretary and Treasurer
Martha Romig                       (Principal Financial and Accounting Officer)


/s/ Stephen R. Olson               Chairman of the Board                                       September 28, 1998
---------------------------
Stephen R. Olson


/s/   Larry A. Clark               Director                                                    September 28, 1998
---------------------------
Larry A. Clark


/s/   G. Verglea Gotfryd           Director                                                    September 28, 1998
---------------------------
G. Verglea Gotfryd


/s/  Philip Halverson              Director                                                    September 28, 1998
---------------------------
Philip Halverson


/s/  Thomas O. Monroe, Sr.         Director                                                    September 28, 1998
---------------------------
Thomas O. Monroe, Sr.



                                EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
  NO.                           DESCRIPTION                             PAGES
-------                         -----------                         ------------

  13      Annual Report to Stockholders for the fiscal year ended
          June 30, 1998

  27      Financial Data Schedule