Form 10QSB
period 1998-09-30
THREE RIVERS FINANCIAL CORP
filed 1998-11-13
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

    ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ---------

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

                                       N/A
                                       ---
       Former name, address, and fiscal year, if changed since last report

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO
                 --   --

    Indicate the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

    720,698 shares of Common Stock, Par Value $.01 per share as of November 10, 1998

    Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                   ---     ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                   FORM 10QSB

                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements of Three Rivers Financial Corporation (Unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 1998
                and June 30, 1998                                                               1

              Condensed Consolidated Statements of Income for the three months
                          ended September 30, 1998 and 1997                                     2

              Condensed Consolidated Statement of Changes in Shareholders' Equity               3

              Consolidated Statements of Cash Flows for the three months ended
                September 30, 1998 and 1997                                                     4

              Notes to Consolidated Financial Statements                                        6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                   9

PART II.      OTHER INFORMATION                                                                15

              Signatures                                                                       16

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1998 and June 30, 1998

------------------------------------------------------------------------------------------------------------
                                                                                September 30,       June 30,
                                                                                     1998             1998
                                                                                 (unaudited)

ASSETS
Cash and due from other financial institutions                                  $  2,361,475    $  2,768,730
Interest-earning deposits with other financial institutions                       11,155,301       9,512,347
                                                                                ------------    ------------
      Cash and cash equivalents                                                   13,516,776      12,281,077
Interest-earning time deposits with other financial institutions                   4,253,960       4,064,980
Securities available for sale                                                        721,070         725,036
Securities held to maturity (fair value: $13,371,070 at
  September 30, 1998, and $14,388,034 at June 30, 1998)                           13,120,499      14,277,573
Loans receivable, net of allowance for loan losses of
  $502,884 at September 30, 1998, and $489,361 at June 30, 1998                   62,809,074      62,119,886
Federal Home Loan Bank Stock                                                       1,162,200       1,162,200
Accrued interest receivable                                                          399,310         467,691
Premises and equipment, net                                                        2,614,532       2,626,114
Foreclosed real estate                                                                     0          29,408
Investment in low-income housing partnership                                         411,245         423,742
Other assets                                                                         715,314         707,175
                                                                                ------------    ------------

      Total assets                                                              $ 99,723,980    $ 98,884,882
                                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Demand deposits                                                           $  3,537,594    $  2,879,180
      Savings and NOW deposits                                                    21,919,942      21,507,839
      Other time deposits                                                         38,820,926      37,128,630
                                                                                ------------    ------------
         Total deposits                                                           64,278,462      61,515,649
      Borrowed funds                                                              21,156,961      22,743,737
      Advances from borrowers for taxes and insurance                                403,909         531,757
      Due to low-income housing partnership                                          323,622         323,622
      Accrued expenses and other liabilities                                         859,501       1,082,265
                                                                                ------------    ------------
         Total liabilities                                                        87,022,455      86,197,030

Shareholders' equity
      Preferred stock, par value $0.01; 500,000 shares authorized;
         none outstanding
      Common stock, par value $0.01; 2,000,000 shares authorized; 785,698 and
         790,698 shares issued and 778,313 and 783,313
         outstanding at September 30, 1998 and June 30, 1998, respectively             7,857           7,907
      Additional paid-in-capital                                                   6,791,000       6,861,182
      Retained earnings, substantially restricted                                  6,667,346       6,607,642
      Net unrealized appreciation on securities available for sale,
         net of tax of $1,447 at September 30, 1998                                    2,808               -
                                                                                ------------    ------------
                                                                                  13,469,011      13,476,731
      Unearned Employee Stock Ownership Plan shares                                 (491,582)       (491,582)
      Unearned Recognition and Retention Plan shares                                (177,662)       (199,055)
      Treasury stock, at cost (7,385 shares)                                         (98,242)        (98,242)
                                                                                ------------    ------------
             Total shareholders' equity                                           12,701,525      12,687,852
                                                                                ------------    ------------

                  Total liabilities and shareholders' equity                    $ 99,723,980    $ 98,884,882
                                                                                ============    ============


------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended September 30, 1998 and 1997
(Unaudited)

--------------------------------------------------------------------------------
                                                           1998      1997
                                                           ----      ----
Interest income
     Loans Receivable                                 $1,368,685   $1,374,125
     Securities                                          255,963      303,750
     Other interest and dividend income                  199,319      126,901
                                                      ----------   ----------
          Total interest income                        1,823,967    1,804,776

Interest expense
     Deposits                                            696,669      676,934
     Borrowed funds                                      312,972      288,980
                                                      ----------   ----------
          Total interest expense                       1,009,641      965,914
                                                      ----------   ----------

NET INTEREST INCOME                                      814,326      838,862

Provision for loan losses                                 15,000       15,000
                                                      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      799,326      823,862

Noninterest income
     Loan servicing                                       28,081       30,303
     Net gains on sales of loans                          35,712       21,864
     Net gains on sales of foreclosed real estate              0       19,639
     Service charges on deposit accounts                  65,382       53,660
     Other income                                         44,621       37,843
                                                      ----------   ----------
                                                         173,796      163,309
                                                      ----------   ----------
Noninterest expense
     Compensation and benefits                           394,019      331,735
     Occupancy and equipment                             148,253      105,722
     SAIF deposit insurance premium                        9,325        9,375
     Advertising and promotion                            33,286       27,140
     Data processing                                      61,376       51,136
     Professional fees                                    25,233       32,227
     Printing, postage, stationery, and supplies          27,880       24,472
     Other                                                97,516       80,686
                                                      ----------   ----------
                                                         796,888      662,493

INCOME BEFORE INCOME TAXES                               176,234      324,678

Federal income tax expense                                32,700       99,600
                                                      ----------   ----------


NET INCOME                                            $  143,534   $  225,078
                                                      ----------   ----------

Other comprehensive income, net of tax:
     Change in unrealized gains on securities              2,808            0

COMPREHENSIVE INCOME                                  $  146,342   $  225,078
                                                      ==========   ==========

Basic earnings per share                              $     0.20   $     0.30
                                                      ==========   ==========
Diluted earnings per share                            $     0.20   $     0.30
                                                      ==========   ==========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three months ended September 30, 1998 (Unaudited)

--------------------------------------------------------------------------------

Balance at June 30, 1998                                    $ 12,687,852

Net income                                                       143,534

Effect of shares committed to be released by ESOP,                12,568
     at market value

Cash dividends declared on common stock @ $0.11 per share        (83,830)

Amortization of 1,608 RRP shares                                  21,393

Retirement of 5000 shares of common stock                        (82,800)

Net change in unrealized gains on securities
     arising during period                                         2,808
                                                            ------------

Balance at September 30, 1998                               $ 12,701,525
                                                            ------------















--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1998 and 1997
(Unaudited)

--------------------------------------------------------------------------------------------------
                                                                           1998           1997
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                      $   143,534    $   225,078
       Adjustments to reconcile net income to
         net cash provided from operating activities
            Depreciation of premises and equipment                          75,776         51,301
            Net accretion on securities                                    (14,838)       (21,265)
            Provision for loan losses                                       15,000         15,000
            RRP expense                                                     21,393         17,295
            ESOP expense                                                    12,568         10,695
            Loans originated for sale                                   (2,095,115)    (1,112,125)
            Proceeds from sale of loans held for sale                    2,130,827      1,133,989
            Net gains on sales of loans                                    (35,712)       (21,864)
            Net gains on sales of foreclosed real estate                         -        (19,639)
            Change in
                 Accrued interest receivable and other assets               89,650        (21,380)
                 Accrued expenses and other liabilities                   (224,211)       (38,435)
                                                                       -----------    -----------
                       Net cash provided by operating activities           118,872        218,650


CASH FLOWS FROM INVESTING ACTIVITIES
       Net increase in interest-earning time
         deposits with other financial institutions                       (188,980)      (297,000)
       Net decrease (increase) in loans                                    295,588     (1,753,544)
       Purchases of loans                                                 (999,776)             -
       Net purchases of premises and equipment                             (64,194)      (359,343)
       Purchases of mortgage-backed and related securities
            held to maturity                                            (1,316,243)    (1,000,000)
       Proceeds from maturities of securities held to maturity           1,500,000        500,000
       Paydowns on mortgage-backed and related securities
            held to maturity                                               988,157      1,053,130
       Paydowns on securities available for sale                             8,219              -
       Proceeds from sale of foreclosed real estate                              -        402,863
       Net change in investment in low-income housing partnership           12,497         12,344
                                                                       -----------    -----------
                 Net cash provided by (used in) investing activities       235,268     (1,441,550)


--------------------------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1998 and 1997
(Unaudited)

----------------------------------------------------------------------------------------------

                                                                     1998           1997
                                                                     ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                     $  2,762,813    $   534,220
    Net change in advances from borrowers for taxes
    and insurance                                                    (127,848)        21,179
    Proceeds from borrowed funds                                            -      1,750,000
    Repayments of borrowed funds                                   (1,586,776)    (3,350,550)
    Cash dividends paid                                               (83,830)       (83,192)
    Purchase of common stock                                          (82,800)             -
                                                                 ------------    -----------
           Net cash provided by (used in) financing activities        881,559     (1,128,343)
                                                                 ------------    -----------


Net change in cash and cash equivalents                             1,235,699     (2,351,243)

Cash and cash equivalents at beginning of period                   12,281,077      7,437,993
                                                                 ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 13,516,776    $ 5,086,750
                                                                 ============    ===========




Supplemental disclosures of cash flow information
    Cash paid for
           Interest                                              $    993,152    $   947,231
           Income taxes                                                79,375              -















----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1998
(Unaudited)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principals for complete presentation of financial statements. The unaudited information for the three months ended September 30, 1998 and 1997 includes the consolidated results of operations of Three Rivers Financial, Inc. (the "Company") and its wholly-owned subsidiary First Savings Bank, FSB (the "Bank"). In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which were necessary for a fair presentation of the results of operations for such periods but should not be considered an indication of results for a full year or any other period. The information for the year ended June 30, 1998 is derived from the consolidated statements for the year ended June 30, 1998.

Note 2 -SECURITIES

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

     The Company's portfolios of securities held to maturity and available for sale consist of securities acquired to meet the Company's regulatory liquidity requirement and anticipated near term cash funding requirements. Securities in these portfolios are U. S. Government and federal agency securities, securities issued by states and political subdivisions and corporate securities. The mortgage-backed and related securities portfolio consist of issues from FHLMC, GNMA, FNMA, and other collateralized mortgage obligations with contractual maturities ranging from one to 25 years. The remaining securities held to maturity are primarily due in one to five years. Approximately 83% of the combined securities portfolio consists of fixed rate instruments while the remainder consists of floating rate securities.


--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1998
(Unaudited)


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

NOTE 4 - BORROWINGS
     Borrowings at September 30, 1998 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.01% to 6.14%. The loans are collateralized by the Company's single family whole loans, U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $14.8 million indexed to the 3 month LIBOR rate which adjust quarterly. Adjustable rate advances have maturities ranging one month to nine years. The remaining balance of $6.4 million of advances are fixed rate, fixed term, with maturities from two months to two years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at September 30, 1998.

                                                                    .
NOTE 5 - EARNINGS PER COMMON SHARE

     Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilultive effect of additional common shares issuable under stock options. The weighted number of shares outstanding for the calculation of basic earnings per share for the three months ended September 30, 1998 was 720,807.



--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended September 30, 1998
(Unaudited)

Note 6 - REGULATORY CAPITAL REQUIREMENTS

       Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1998, the capital requirements for the Bank and the Bank's actual capital ratios. As of September 30, 1998, the Bank substantially exceeded all current regulatory capital requirements.




                                    Regulatory
                                Capital Requirement      Actual Capital
                                -------------------      --------------
                                          (Dollars in thousands)
                                  Amount   Percent      Amount    Percent
                                  ------   -------      ------    -------
          Risk-based capital     $ 4,136     8.00%    $ 11,070     21.41%
          Core capital             2,984     3.00%      10,569     10.62%
          Tangible capital         1,492     1.50%      10,569     10.62%















------------------------------------------------------------------------------

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at September 30, 1998 to June 30, 1998 and the results of operations for the three-month period ended September 30, 1998 and the same period ended September 30, 1997. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

September 30, 1998 compared to June 30, 1998.

The Company's total assets increased $800,000 from $98.9 million at June 30, 1998 to $99.7 at September 30, 1998. The increases were due primarily to increases in cash and cash equivalents, interest earning time deposits with other financial institutions, and loans receivable. Such increases were partially offset by decreases in securities held to maturity and accrued interest receivable.

Cash and cash equivalents increased $1.2 million or 9.76% from $12.3 million at June 30, 1998 to $13.5 million at September 30, 1998. This was due to management's decision not to invest in securities currently available in the market due to unfavorable rates and maturities.

Interest-earning time deposits with other financial institutions increased $200,000 or 4.88% at September 30, 1998 from $4.1 million to $4.3 million at September 30, 1998. The purchase of time deposits was in lieu of investing in longer term securities.

Loans receivable increased $700,000 or 1.13% from $62.1 million at June 30, 1998 to $62.8 million at September 30, 1998 due to the normal level of demand. These increases were funded by increases in deposits.

Securities decreased $1.2 million or 8.00% from $15 million at June 30, 1998 to $13.8 million at September 30, 1998. Securities consisted of U.S. Government and federal agency securities, mortgage backed and related securities and other collateralized obligations.

Total liabilities increased $825,000 from 86.2 million at June 30, 1998 to $87.0 million at September 30, 1998 due primarily to increases in deposits, which were partially offset by decreases in FHLB advances and accrued expenses and other liabilities.

Total borrowed funds decreased $1.5 million or 6.61% from $22.7 million at June 30, 1998 to $21.2 million at September 30, 1998. This decrease was the result of payments of maturing FHLB advances. Borrowed funds consist of FHLB advances with both fixed and variable interest rates and stated maturities ranging through 2008.

--------------------------------------------------------------------------------
                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits increased $2.8 million to $64.3 million for the three month period ended September 30, 1998. This increase was primarily the result of the opening of the two new branches in Howe and Middlebury, Indiana. The Howe, Indiana office opened in February 1998 and Middlebury, Indiana in May 1998. There were increases in all deposit categories, but the primary increase was in time deposits.

Shareholders' equity remained at $12.7 million for the three month period ended September 30, 1998. This is primarily the result of the repurchase of stock totaling $83,000 and dividends paid in the amount of $87,000, offset by net income of $144,000.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1998 was $144,000 compared to $225,000 for the three months ended September 30, 1997, a decrease of $81,000 or 36%. This decrease was primarily the result of the increased operating expense due to the opening of the two new branches. Increases in interest expense of $44,000 or 4.55%, were partially offset by increases in interest income of $19,000, or 1.05%.

Non-interest income increased $11,000 to $174,000 from $163,000 for the three months ended September 30, 1998 compared to the same period ended September 30, 1997. This was due to increases in the gains on sales of loans, increases in service charges on deposit accounts and other income.

Non-interest expense increased $135,000 to $797,000 from $662,000 for the three months ended September 30, 1998 compared to the corresponding period in 1997. The majority of the increases were reflected in compensation and benefits, occupancy and equipment and the advertising and promotion of our new offices. Increases in data processing and printing along with stationery and supplies are also a result of the new offices. Increases in other expense were primarily the result of an unanticipated loan expense. These increases were partially offset by a decrease in professional fees.

Due to the decrease in pre-tax income of $149,000 to $176,000 for the period ended September 30, 1998 as compared to pre-tax income of $325,000 for the same period ended September 30, 1997, income tax expense decreased by $67,000.







--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended September 30, 1998. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore continue to make additional provisions to the allowance for loan losses. No assurance can be given that the amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $157,000 at September 30, 1998 to $525,000 as compared to $682,000 at June 30, 1998. The ratio of non-performing assets to total assets at September 30, 1998 was 0.53% compared to 0.69% at June 30, 1998. Included in non-performing assets at September 30, 1998 were consumer loans in the amount of $52,000, non-performing mortgages of $468,000 and other repossessed assets of $5,000.

At June 30, 1998, the Bank had approximately $17,000 in consumer credit loans considered by management to be potential problem loans that were not reflected in the above totals of non-performing loans. As to these loans, information about possible credit problems of borrowers has caused management to have concerns about the ability of the borrowers to comply with present loan repayment terms. These loans are subject to increased management attention and their classification is reviewed on a quarterly basis.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of September 30, 1998, $534,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $231,000 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.







-------------------------------------------------------------------------------
                                   (continued)

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

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended September 30, 1998, the Bank maintained a liquidity ratio of 31.70%. The Bank anticipates that it will have sufficient funds available to meet current commitments.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require future reporting of additional information related to material business segments beginning with the year ended June 30, 1999.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will require all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets beginning with the quarter ended September 30, 1999. Changes in fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. The Company does not believe adoption of this new standard will have a material impact on its consolidated financial position or results of operation.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that


-------------------------------------------------------------------------------
                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank has not yet determined whether the adoption of SFAS No. 134 will have a material impact on the Bank's results of operations or financial position when adopted.

YEAR 2000

In May 1997, the Federal Financial Institutions Examinations Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to the financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. The OTS has recently established an examination procedure which contains three categories of ratings: "Satisfactory," "Needs Improvement," and "Unsatisfactory." Institutions that receive a year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

The Company has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation and testing. As part of its efforts to ensure compliance with the Year 2000, the Company has signed a contract with FiServ, Milwaukee, to convert to a new processing system in July 1999. At this time, computer hardware will also be replaced.

The Company will utilize both internal and external resources to reprogram or replace, and test hardware and software for the Year 2000 compliance. The Company plans to complete changes and testing of critical systems by July 31, 1999. Testing of non-critical applications will continue throughout 1999 and will be completed prior to any impact on operating systems. The total costs of the Year 2000 project are estimated at $225,000. The Company will incur remediation and testing costs through the Year 2000, but does not anticipate that material incremental costs will be incurred in any single period.

--------------------------------------------------------------------------------
                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND ANALYSIS


YEAR 2000 (CONTINUED)

The Company has initiated formal communications with all of its critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Critical companies include power companies and telephone systems. Therefore, the Company could possibly be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar circumstances.






















--------------------------------------------------------------------------------

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

         None


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         On August 19, 1998, the Company declared a cash dividend of $0.11 per share which was payable on October 1, 1998, to stockholders of record on September 14, 1998.


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



                                           Three Rivers Financial Corporation


Date: November 11, 1998                    /s/ G. Richard Gatton
                                           -------------------------------------
                                           G. Richard Gatton
                                           President and Chief Executive Officer




Date: November 11, 1998                    /s/ Martha Romig
                                           -------------------------------------
                                           Martha Romig
                                           Senior Vice-President, Treasurer and
                                           Chief Financial Officer













--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------

     27                  Financial Data Schedule