Form 10QSB
period 1998-01-31
THREE RIVERS FINANCIAL CORP
filed 1999-02-16
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

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

    792,734 shares of Common Stock, Par Value $.01 per share as of February 12, 1999

    Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                   ---     ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets (Unaudited)                                                       1
                    December 31, and June 30, 1998

                    Consolidated Statements of Income (Unaudited)
                    Three and six months ended December 31, 1998 and 1997                                         2

                    Condensed Consolidated Statement of Changes in Shareholders'
                    Equity (Unaudited)
                    Six months ended December 31, 1998                                                            4

                    Consolidated Statements of Cash Flows (Unaudited)
                    Six months ended December 31, 1998 and 1997                                                   5

                    Notes to Unaudited Consolidated Financial Statements                                          7

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                                   12

PART II.            OTHER INFORMATION

                    Items 1- 6                                                                                   17

                    Signatures                                                                                   18

                       THREE RIVERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1998 and June 30, 1998


--------------------------------------------------------------------------------


                                                                                    December 31,         June 30,
                                                                                       1998                1998
                                                                                   (Unaudited)
ASSETS
Cash and due from other financial institutions                                  $     3,328,768    $      2,768,730
Interest-earning deposits with other financial institutions                           6,395,918           9,512,347
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        9,724,686          12,281,077
Interest-earning time deposits with other financial institutions                      4,253,960           4,064,980
Securities available for sale                                                           688,403             725,036
Securities held to maturity (fair value: $13,281,565 at
  December 31, 1998, and $14,388,034 at June 30, 1998)                               13,134,298          14,277,573
Loans receivable, net of allowance for loan losses of
  $503,243 at December 31, 1998 and $489,361 at June 30, 1998                        65,600,965          62,119,886
Federal Home Loan Bank stock                                                          1,162,200           1,162,200
Accrued interest receivable                                                             377,171             467,691
Premises and equipment, net                                                           2,584,967           2,626,114
Foreclosed real estate                                                                        -              29,408
Investment in low-income housing partnership                                            398,748             423,742
Other assets                                                                            887,183             707,175
                                                                                ---------------    ----------------

                                                                                $    98,812,581    $     98,884,882
                                                                                ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Demand deposits                                                            $     3,620,563    $      2,879,180
     Savings and NOW deposits                                                        23,414,000          21,507,839
     Other time deposits                                                             38,666,434          37,128,630
                                                                                ---------------    ----------------
         Total deposits                                                              65,700,997          61,515,649
     Borrowed funds                                                                  20,156,961          22,743,737
     Advances from borrowers for taxes and insurance                                    116,738             531,757
     Due to low-income housing partnership                                              323,622             323,622
     Accrued expenses and other liabilities                                             771,959           1,082,265
                                                                                ---------------    ----------------
         Total liabilities                                                           87,070,277          86,197,030

Shareholders' equity
     Preferred stock, par value $0.01; 500,000 shares authorized;
      none outstanding
     Common stock, par value $0.01; 2,000,000 shares authorized; 792,734 and
       790,698 shares issued and 792,734 and 783,313 outstanding at December 31,
       1998 and June 30, 1998,
       respectively                                                                       7,927               7,907
     Additional paid-in-capital                                                       6,765,857           6,861,182
     Retained earnings, substantially restricted                                      5,713,213           6,607,642
     Net unrealized appreciation on securities available for sale,
       net of tax of $1,164 at December 31, 1998                                          2,260                   -
                                                                                ---------------    ----------------
                                                                                     12,489,257          13,476,731
     Unearned Employee Stock Ownership Plan shares                                     (491,582)           (491,582)
     Unearned Recognition and Retention Plan shares                                    (255,371)           (199,055)
     Treasury stock, at cost (7,385 shares at June 30, 1998)                                  -             (98,242)
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  11,742,304          12,687,852
                                                                                ---------------    ----------------

                                                                                $    98,812,581    $     98,884,882
                                                                                ===============    ================








--------------------------------------------------------------------------------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       THREE RIVERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
          Three months and six months ended December 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                          Three Months Ended      Six Months Ended
                                                             December 31,            December 31,
                                                        1998         1997        1998         1997
                                                        ----         ----        ----         ----
Interest income
     Loans receivable                               $1,389,474   $1,398,070   $2,758,159   $2,772,195
     Securities                                        250,992      299,500      506,955      603,250
     Other interest and dividend income                178,055      105,085      377,374      231,986
                                                    ----------   ----------   ----------   ----------
         Total interest income                       1,818,521    1,802,655    3,642,488    3,607,431

Interest expense
     Deposits                                          704,896      673,106    1,401,565    1,350,040
     Borrowed funds                                    287,475      275,254      600,447      564,234
                                                    ----------   ----------   ----------   ----------
         Total interest expense                        992,371      948,360    2,002,012    1,914,274
                                                    ----------   ----------   ----------   ----------

NET INTEREST INCOME                                    826,150      854,295    1,640,476    1,693,157

Provision for loan losses                               15,000       15,000       30,000       30,000

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                          811,150      839,295    1,610,476    1,663,157
                                                    ----------   ----------   ----------   ----------

Noninterest income
     Loan servicing                                     32,924       31,110       61,005       61,413
     Net gains on sales of loans                        75,636       26,385      111,348       48,249
     Net gains on sales of foreclosed real estate          130          399          130       20,038
     Service charges on deposit accounts                68,039       56,159      133,421      109,819
     Other                                              37,864       33,649       82,485       71,492
                                                    ----------   ----------   ----------   ----------
                                                       214,593      147,702      388,389      311,011

Noninterest expense
     Compensation and benefits                         392,952      348,184      786,971      679,919
     Occupancy and equipment                           143,217      113,317      291,470      219,039
     SAIF deposit insurance premium                      8,975        9,570       18,300       18,945
     Advertising and promotion                          25,083       32,662       58,369       59,802
     Data processing                                    67,942       51,851      129,318      102,987
     Professional fees                                  27,564       28,231       52,797       60,458
     Printing, postage, stationery, and supplies        37,712       26,392       65,592       50,864
     Other                                             105,195       92,934      202,711      173,620
                                                    ----------   ----------   ----------   ----------
                                                       808,640      703,141    1,605,528    1,365,634

INCOME BEFORE FEDERAL INCOME TAXES                     217,103      283,856      393,337      608,534

Federal income tax expense                              44,211       81,250       76,911      180,850
                                                    ----------   ----------   ----------   ----------
NET INCOME                                             172,892      202,606      316,426      427,684






--------------------------------------------------------------------------------
                                   (Continued)
                                                                              2.

                       THREE RIVERS FINANCIAL CORPORATION
          Three months and six months ended December 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                       Three Months Ended           Six Months Ended
                                                          December 31,                 December 31,
                                                      1998            1997         1998            1997
                                                      ----            ----         ----            ----
Other comprehensive income
     Net unrealized gains (losses) on securities
       for sale                                    $    (830)   $      --     $   3,424    $      --
     Tax effect                                          282           --        (1,164)          --
         Total other comprehensive income
           (loss)                                       (548)          --         2,260           --
                                                   ---------    -----------   ---------    -----------


Comprehensive income                               $ 172,344    $   202,606   $ 318,686    $   427,684
                                                   =========    ===========   =========    ===========

Basic earnings per share                           $     .25    $       .26   $     .45    $       .56
                                                   =========    ===========   =========    ===========

Diluted earnings per share                         $     .25    $       .26   $     .44    $       .56
                                                   =========    ===========   =========    ===========









--------------------------------------------------------------------------------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       THREE RIVERS FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                       Six months ended December 31, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

Balance at June 30, 1998                                                                            $    12,687,852

Net income                                                                                                  316,426

Effect of shares committed to be released by ESOP,
  at market value                                                                                            21,132

Cash dividends declared on common stock @ $0.225  per share                                                (183,850)

Cash paid for fractional shares of 10% stock dividends                                                         (492)

Amortization of 3,151 RRP shares                                                                             41,926

Retirement of 70,000 shares of common stock                                                              (1,142,950)

Net change in unrealized gains on securities
  arising during period                                                                                       2,260

Balance at December 31, 1998                                                                        $    11,742,304
                                                                                                    ---------------






--------------------------------------------------------------------------------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       THREE RIVERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        Six months ended
                                                                          December 31,
                                                                      1998           1997
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $  316,426    $  427,684
     Adjustments to reconcile net income to net cash
       provided from operating activities
         Depreciation of premises and equipment                      153,064       105,294
         Net accretion on securities held to maturity                (31,782)      (41,146)
         Net amortization on securities available for sale                13            --
         Provision for loan losses                                    30,000        30,000
         RRP expense                                                  41,926        35,255
         ESOP expense                                                 21,132        27,106
         Loans originated for sale                                (4,745,885)   (1,878,925)
         Proceeds from sale of loans held for sale                 4,857,233     1,927,175
         Net gains on sales of loans                                (111,348)      (48,250)
         Net gains on sales of foreclosed real estate                   (130)      (19,639)
         Change in assets and liabilities
              Accrued interest receivable and other assets           (89,488)      (89,560)
              Accrued expenses and other liabilities                (311,470)      (78,246)
                                                                  ----------    ----------
                  Net cash provided by operating activities          129,691       396,748

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-earning time deposits with
       Other financial institutions                                 (188,980)     (495,000)
     Net increase in loans                                        (2,460,935)     (780,298)
     Purchase of loans                                            (1,050,014)           --
     Net purchases of premises and equipment                        (111,917)     (753,035)
     Purchases of securities held to maturity                     (2,788,469)   (1,000,000)
     Proceeds from maturities of securities held to maturity       1,500,000     1,000,000
     Paydowns on mortgage-backed and related securities
       held to maturity                                            2,463,526     2,046,164
     Paydowns on mortgage-backed and related securities
       available for sale                                             40,044            --
     Purchase of Federal Home Loan Bank stock                             --       (69,900)
     Proceeds from sale of foreclosed real estate                     29,408       402,863
     Net change in investment in low-income housing partnership       24,994        24,687
                                                                  ----------    ----------
         Net cash provided by (used in) investing activities      (2,542,343)      375,481




--------------------------------------------------------------------------------
                                   (Continued)

                       THREE RIVERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     Six months ended
                                                                        December 31,

                                                                    1998            1997
                                                                    ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                  $  4,185,348    $  1,002,122
     Net change in advances from borrowers for taxes
       And insurance                                               (415,019)       (289,995)
     Proceeds from borrowed funds                                 2,000,000       6,750,000
     Repayment of borrowed funds                                 (4,586,776)     (5,350,550)
     Cash dividends paid                                           (184,342)       (166,385)
     Purchase of common stock                                    (1,142,950)             --
                                                               ------------    ------------
         Net cash provided by (used in) financing activities       (143,749)      1,945,192
                                                               ------------    ------------

Net change in cash and cash equivalents                          (2,556,391)      2,717,421

Cash and cash equivalents at beginning of period                 12,281,077       7,437,993
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  9,724,686    $ 10,155,414
                                                               ============    ============

Supplemental disclosures of cash flow information
     Cash paid for
         Interest $                                               2,017,082    $  1,920,475
         Income taxes                                               248,437              --






--------------------------------------------------------------------------------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       THREE RIVERS FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended December 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Nature of Operations: The consolidated financial statements include the accounts of Three Rivers Financial Corporation ("the Company"), First Savings Bank ("the Bank") and Alpha Financial, Inc. ("Alpha"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company is a savings and loan holding company located in Three Rivers, Michigan and owns all of the outstanding stock of the Bank. Alpha is a wholly-owned subsidiary of the Bank. The Company was organized in April 1995 for the purpose of owning all of the outstanding stock of the Bank. Financial information presented herein, prior to the organization of the Company reflects the consolidated financial position, results of operations and cash flows of the Bank and Alpha.

The Bank grants residential and commercial real estate and consumer loans, accepts deposits and engages in mortgage banking activities. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets. The Bank services its customers, which are primarily located in southwestern Michigan and the central portion of northern Indiana, through its main office in Three Rivers and five other offices located in its market area. The primary business of Alpha is to own and receive the dividend income from stock holdings in MMLIC Life Insurance Company.

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of Three Rivers Financial Corporation and its subsidiary First Savings Bank as of December 31, 1998 and June 30, 1998, and the consolidated statements of income for the three months and six months ended December 31, 1998 and 1997, the condensed consolidated statements of changes in shareholders' equity for the six months ended December 31, 1998 and the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six months ended December 31, 1998 is not necessarily indicative of the results that may be expected for the full year.










--------------------------------------------------------------------------------
                                   (Continued)

                       THREE RIVERS FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended December 31, 1998

--------------------------------------------------------------------------------

NOTE 2 - BORROWINGS

Borrowings at December 31, 1998 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 5.01% to 6.14%. The loans are collateralized by the Company's single family whole loans, U.S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances included $13.8 million indexed to the 3 month LIBOR rate which adjust quarterly. Adjustable rate advances have maturities ranging two months to nine years. The remaining balance of $6.4 million of advances are fixed rate, fixed term, with maturities from two months to three years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at December 31, 1998.


NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which was adopted retroactively by the Company at the beginning of the second quarter of 1997. Adoption of the Statement did not change the EPS amounts previously reported by the Company for prior annual or quarterly periods. At March 31, 1998 and 1997, the Company had average unallocated ESOP shares and average unearned recognition and retention plan shares, which are excluded from the weighted average number of shares outstanding used to calculate the earnings per share. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common stock equivalents.

A reconciliation of the numerators and denominators of the basic earnings per common share and earnings per common share assuming dilution computations for the periods ended December 31, 1998 and 1997 is presented below.

                                   Three Months Ended    Six Months Ended
                                      December 31,         December 31,
                                    1998      1997        1998      1997
                                    ----      ----        ----      ----
BASIC EARNINGS PER SHARE

Net income available to common
  shareholders                   $172,892   $202,606   $316,426   $427,684

Weighted average common shares
  outstanding                     692,645    751,777    706,476    751,257

Basic earnings per share         $    .25   $    .26   $    .45   $    .56



--------------------------------------------------------------------------------
                                  (Continued)

                       THREE RIVERS FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended December 31, 1998

--------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER COMMON SHARE (Continued)


                                        Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                          1998      1997       1998        1997
                                          ----      ----       ----        ----
EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common
  shareholders                         $172,892   $202,606   $316,426   $427,684

Weighted average common shares
  outstanding                           692,645    751,777    706,476    751,257

Add:  Dilutive effects of assumed
  exercises
     Stock options                        1,549     13,185      7,162     11,309
     Recognition and retention plans      5,469      3,384      3,940      1,692
                                       --------   --------   --------   --------

Weighted average common and
  dilutive potential common
  shares outstanding                    699,663    768,346    717,578    764,258
                                       ========   ========   ========   ========

Earnings per share assuming dilution   $    .25   $    .26   $    .44   $    .56



STOCK 4 - STOCK OPTIONS

The Company's Board of Directors has adopted a stock option plan. Under the terms of this plan, options for up to 85,962 shares of the Company's common stock may be granted to key management employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by an administrative committee appointed by the Board of Directors.

SFAS No. 123, which became effective for 1997, requires disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net loss and loss per common share had the fair value been used to measure compensation cost for stock option plans. No compensation cost has been recognized for the stock options.

The fair value of options granted during the six months ended December 31, 1998 and 1997 is estimated using the following weighted average information: risk-free interest rate of 5.00% and 5.25%, expected life of 7 and 7 years, expected volatility of stock price of .055 and .048, and expected dividends of 2.20% and 2.11% per year.



--------------------------------------------------------------------------------
                                  (Continued)

                       THREE RIVERS FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended December 31, 1998

--------------------------------------------------------------------------------

STOCK 4 - STOCK OPTIONS (Continued)

                                                                       1998            1997
                                                                       ----            ----
Net income as reported                                             $   316,426    $   427,684
Proforma net income                                                    308,788        421,634

Basic earnings per common share as reported                        $       .45    $       .56
Diluted earnings per common share as reported                              .44            .56
Proforma basic earnings per common share                                   .44            .56
Proforma diluted earnings per common share                                 .43            .55

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for ten year periods with a five year vesting period. Information about option grants follows:




                                                                                   Weighted         Weighted
                                           Number of                                Average          Average
                                          Outstanding         Exercise             Exercise        Fair Value
                                            Options             Price                Price          of Grants
                                            -------             -----                -----          ---------
Balance at June 30, 1995                           -        $       -           $         -

Granted                                       58,500            13.25                 13.25      $       2.59
                                        ------------
Balance at June 30, 1996                      58,000            13.25                 13.25
                                        ------------

Balance at June 30, 1997                      58,500            13.25                 13.25

Granted                                        4,000            16.38                 16.38      $       2.82
                                        ------------
Balance at June 30, 1998                      62,500            13.25 - 16.38         13.45

Granted                                       19,800            15.50                 15.50      $       2.44
Forfeited                                     (3,250)           13.25
                                        ------------
Balance at December 31, 1998                  79,050            13.25 - 16.38         13.97


The weighed average remaining contractual life of options outstanding at December 31, 1998 was approximately eight years. Stock options exercisable at December 31, 1998 and 1997 totaled 22,900 and 11,050 at a weighted average exercise price of $13.25 and $13.36.





--------------------------------------------------------------------------------
                                  (Continued)

                       THREE RIVERS FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended December 31, 1998

--------------------------------------------------------------------------------

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1998, the capital requirements for the Bank and the Bank's actual capital ratios. As of December 31, 1998, the Bank substantially exceeded all current regulatory capital requirements.


                                           Regulatory
                                      Capital Requirement                  Actual Capital
                                  Amount           Percent            Amount          Percent
                                                     (Dollars in thousands)

Risk-based capital            $      4,185           8.00%       $     11,309          21.62%

Core capital                         2,964           3.00%             10,808          10.94%

Tangible capital                     1,482           1.50%             10,808          10.94%






--------------------------------------------------------------------------------

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at December 31, 1998 to June 30, 1998 and the results of operations for the three month and six month periods ended December 31, 1998 with the same periods ended December 31, 1997. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

December 31, 1998 compared to June 30, 1998.

The Company's total assets decreased $100,000 from $98.9 million at June 30, 1998 to $98.8 at December 31, 1998. Decreases were due primarily to decreases in cash and cash equivalents, securities held to maturity, accrued interest receivable, premises and equipment, foreclosed real estate and investment in low-income housing partnership. These decreases were offset with increases in interest earning-time deposits with other financial institutions, loans receivable and other assets.

Cash and cash equivalents decreased $2.6 million or 21.l4% from $12.3 million at June 30, 1998 to $9.7 million at December 31, 1998. This was due to an increase in loan demand.

Interest-earning time deposits with other financial institutions increased $200,000 or 4.88% from $4.1 million at June 30, 1998 to $4.3 million at December 31, 1998. The purchase of time deposits was in lieu of investing in longer term securities in order to manage liquidity needs.

Loans receivable increased $3.5 million or 5.64% from $62.1 million at June 30, 1998 to $65.6 million at December 31, 1998 due to the higher level of demand for loans in the market area. These increases were funded by increased deposits.

Securities decreased $1.2 million or 8.00% from $15 million at June 30, 1998 to $13.8 million at December 31, 1998. Securities consisted of U.S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations.

Total liabilities increased $900,000 from 86.2 million at June 30, 1998 to $87.1 million at December 31, 1998 due primarily to increases in deposits, which were partially offset by decreases in FHLB advances, advances from borrowers for taxes and insurance and accrued expenses and other liabilities.



--------------------------------------------------------------------------------
                                  (Continued)

Total borrowed funds decreased $2.5 million or 11.01% from $22.7 million at June 30, 1998 to $20.2 million at December 31, 1998. This decrease was the result of repayment of maturing FHLB advances. Borrowed funds consist of FHLB advances with both fixed and variable interest rates and stated maturities ranging through 2008

Total deposits increased $4.2 million to $65.7 million for the six-month period ended December 31, 1998. This increase was primarily the result of growth at the two new branches in Howe and Middlebury, Indiana. The Howe, Indiana office opened in February 1998 and Middlebury, Indiana in May 1998. There were increases in all deposit categories, but the primary increases were in savings and NOW deposits and time deposits.

Shareholders' equity decreased $1.0 million to $11.7 million for the six-month period ended December 31, 1998. This is primarily the result of the repurchase of stock totaling $1,143,000 and dividends paid in the amount of $184,000 offset by net income of $316,000.


RESULTS OF OPERATIONS

Net income for the three months ended December 31, 1998 was $173,000 compared to $203,000 for the three months ended December 30, 1997, a decrease of $30,000 or 14.78%. Increases in interest income of $16,000, or .89% were offset by increases in interest expense of $44,000 or 4.64%. Increases in non-interest expense were partially offset by increases in non-interest income, along with a decrease in federal income tax expense. This decrease in federal income tax expense was due to the decrease in income before Federal income tax expense.

Net income for the six months ended December 31, 1998 was $316,000 compared to $428,000 for the six months ended December 31, 1997, a decrease of $112,000, or 26.17%. Interest income increased $35,000 or .97% to $3,642,000 from $3,607,000.
This increase was offset by an increase in interest expense of $88,000 or 4.60% to $2,002,000 from $1,914,000.

Decreases in net income for the three and six months ended December 31, 1998 were primarily the result of increased operating expenses due to the opening of the two new branches in Howe and Middlebury, Indiana, along with year 2000 expenses for data processing and personnel costs.

Non-interest income increased $67,000 from $148,000 to $215,000 for the three month period ended December 31, 1998. Net gains on sales of loans, service charges on deposit accounts and other income were offset by a decrease in gains on sales of foreclosed real estate. The substantial increase in net gains on sales of loans was due to the increased volume in sales of loans to the Federal Home Loan Mortgage Company (FHLMC) resulting from the favorable interest rate environment.

Non-interest income increased $77,000 or 24.76% to $388,000 from $311,000 for the six month period ended December 31, 1998 compared to the same period ended December 31, 1997. This was primarily due to the increased volume in sales of loans, increases in service charges on deposit accounts, along with other income. The other income consisted of increases in the cash surrender value of insurance policies. These increases were offset by a decrease in the gains on sales of foreclosed real estate.


--------------------------------------------------------------------------------
                                  (Continued)

Non-interest expense increased $106,000 or 15.08% to $809,000 from $703,000 for the three month period ended December 31, 1998 compared to the same period ended December 31, 1997. Increases were in compensation of $45,000 to $393,000 from $348,000, occupancy and equipment of $30,000 to $143,000 from $113,000, data processing of $16,000 to $68,000 from $52,000, printing and postage of $12,000 to $38,000 from $26,000 and other expense of $12,000 to $105,000 from $93,000.
These increases were partially offset by decreases in advertising and promotion of $8,000 from $33,000 to $25,000 for the same period ended December 31, 1997.

Non-interest expense increased $240,000 or 17.57% to $1,606,000 from $l,366,000 for the six month period ended December 31, 1998 compared to the six month period ended December 31, 1997. Increases in compensation expense of $107,000 to $787,000 from $680,000 along with increases in occupancy and equipment of $72,000 to $291,000 from $219,000, data processing expense of $26,000 to $129,000 from $103,000, printing and postage of $15,000 to $66,000 from $51,000 and increases in other expense of $29,000 to $203,000 from $174,000 were partially offset by a decrease in professional fees of $7,000 to $53,000 from $60,000.

Federal income tax is lower for the three and six month period ended December 31, 1998 due to the decrease in income before Federal income tax expense as compared to the same periods ended December 31, 1997.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended December 31, 1998. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore continue to make additional provisions to the allowance for loan losses. No assurance can be given that the amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $102,000 at December 31, 1998 to $580,000 as compared to $682,000 at June 30, 1998. The ratio of non-performing assets to total assets at December 31, 1998 was 0.59% compared to 0.69% at June 30, 1998. Included in non-performing assets at December 31, 1998 were consumer loans in the amount of $52,000, non-performing mortgages of $508,000 and other repossessed assets of $20,000.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of December 31, 1998, $528,368 of assets were classified as substandard, $-0- as doubtful $-0- as loss, and $331,162 as special mention. At the time of the quarterly review, an asset classification listing is prepared , in conformity with the OTS regulations, and a detailed report is presented to the Board.

--------------------------------------------------------------------------------
                                  (Continued)

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

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended December 31, 1998, the Bank maintained a liquidity ratio of 28.17%. The Bank anticipates that it will have sufficient funds available to meet current commitments.


NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation (depreciation) on securities available for sale, net of tax which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting comprehensive income first applied as of July 1, 1998, with prior information restated to be comparable.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require future reporting of additional information related to material business segments beginning with the year ended June 30, 1999. This pronouncement is not expected to have a material impact on the consolidated financial position or results of operations.

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No 65, "Accounting for Certain Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank has not yet determined whether the adoption of SFAS No. 134 will have a material impact on the Bank's results of operations or financial position when adopted.


--------------------------------------------------------------------------------
                                   (Continued)

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

The Company has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation and testing. As part of its efforts to ensure compliance with the Year 2000, the Company has signed a contract with FiServ, Milwaukee, to convert to a new processing system in May 1999. At this time, computer hardware will also be replaced.

The Company will utilize both internal and external resources to reprogram or replace, and test hardware and software for the Year 2000 compliance. The Company plans to complete changes and testing of critical systems by July 31, 1999. Testing of non-critical applications will continue throughout 1999 and will be completed prior to any impact on operating systems. The total costs of the Year 2000 project are estimated to be in excess of $300,000. The Company will incur remediation and testing costs through the year 2000, but does not anticipate that material incremental costs will be incurred in any single period.

The Company has initiated formal communications with all of its critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Critical companies include power companies and telephone systems. Therefore, the Company could possibly be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue. It is expected that in a worse case scenario, the Company would operate on a manual basis. The Company is in the processing of developing a formal contingency plan which will be in place by March 31, 1999.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar circumstances

--------------------------------------------------------------------------------

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 28, 1998, the Company held its annual meeting of stockholders. At the meeting Phillip Halverson was reelected to a three-year term on the Company's Board of Directors. The term of office of directors Larry A. Clark, G. Richard Gatton, G. Verglea Gotfryd, Thomas O. Monroe, Sr., and Stephen R. Olson continued after the meeting. The only other matter voted on at the annual meeting was the appointment of Crowe, Chizek and Company as the Company's independent auditors for the year ending June 30, 1999. The voting on these matters was as follows:


         1.  Election of Directors
             Phillip Halverson         For - 676,118   Withheld - 23,300

         2.  Appointment of Auditors   For - 689,868   Against - 4,450      Abstentions - 5,100


ITEM 5 - OTHER INFORMATION

         On October 28, 1998, the Company declared a 10% stock dividend payable to shareholders of record as of November 11, 1998, which was paid on December 11, 1998. Cash was paid in lieu of fractional shares based on the fair market value of the common stock on the record date.

         On November 18, 1998, the Company declared a cash dividend of $0.115 per share which was payable on January 4, 1999, to stockholders of record on December 14, 1998.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              27 - Financial Data Schedule

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



                                        Three Rivers Financial Corporation


Date: February 12, 1999                 /s/ G. Richard Gatton
                                        ----------------------------------------
                                        G. Richard Gatton
                                        President and Chief Executive Officer




Date: February 12, 1999                 /s/ Martha Romig
                                        ----------------------------------------
                                        Martha Romig
                                        Senior Vice-President, Treasurer and
                                        Chief Financial Officer









--------------------------------------------------------------------------------

                                 Exhibit Index
                                 -------------



Exhibit No.                            Description
-----------                            -----------

   27                                  Financial Data Schedule