Form 10QSB
period 1999-03-31
THREE RIVERS FINANCIAL CORP
filed 1999-05-10
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    --------
    Commission File No. 1-13826

                       THREE RIVERS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                38-3235452
    (State or other jurisdiction of             (IRS Employer ID No)
     Incorporation or organization)

                123 Portage Avenue, Three Rivers, Michigan 49093
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (616) 279-5117
               Registrant's telephone number, including area code

                                       N/A
       Former name, address, and fiscal year, if changed since last report

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

     702,734 shares of Common Stock, Par Value $.01 per share as of May 5,
1999

     Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                                   ---    ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                   FORM 10-QSB

                                      INDEX



PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets (Unaudited)
                      March 31, 1999 and June 30, 1998                                                    1

                      Consolidated Statements of Income (Unaudited)
                      Three and nine months ended March 31, 1999 and 1998                                 2

                      Condensed Consolidated Statement of Changes in Shareholders'
                      Equity (Unaudited)
                      Nine months ended March 31, 1999                                                    4

                      Consolidated Statements of Cash Flows (Unaudited)
                      Nine months ended March 31, 1999 and 1998                                           5

                      Notes to Unaudited Consolidated Financial Statements                                7

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                              12

PART II.             OTHER INFORMATION

                     Items 1-6                                                                           17

                     Signatures                                                                          18

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 1999 and June 30, 1998
--------------------------------------------------------------------------------


                                                                                   March 31,            June 30,
                                                                                     1999                 1998
                                                                                     ----                 ----
                                                                                 (unaudited)

ASSETS
Cash and due from other financial institutions                                  $  3,136,845          $  2,768,730
Interest-earning deposits with other financial institutions                        2,787,652             9,512,347
                                                                                ------------          ------------
         Cash and cash equivalents                                                 5,924,497            12,281,077
Interest-earning time deposits with other financial institutions                   4,253,960             4,064,980
Securities available for sale                                                      2,029,923               725,036
Securities held to maturity (fair value: $13,484,785 at
     March 31, 1999 and $14,388,034 at June 30, 1998)                             13,353,576            14,277,573
Loans receivable, net of allowance for loan losses of
     $505,254 at March 31, 1999 and $489,361 at June 30, 1998                     66,704,736            62,119,886
Federal Home Loan Bank Stock                                                       1,162,200             1,162,200
Accrued interest receivable                                                          506,692               467,691
Premises and equipment, net                                                        2,508,872             2,626,114
Foreclosed real estate                                                                     0                29,408
Investment in low-income housing partnership                                         386,251               423,742
Other assets                                                                         826,078               707,175
                                                                                ------------          ------------

         Total assets                                                           $ 97,656,785          $ 98,884,882
                                                                                ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
         Demand deposits                                                        $  3,374,788          $  2,879,180
         Savings and NOW deposits                                                 22,834,797            21,507,839
         Other time deposits                                                      38,827,928            37,128,630
                                                                                ------------          ------------
            Total deposits                                                        65,037,513            61,515,649
         Borrowed funds                                                           20,156,961            22,743,737
         Advances from borrowers for taxes and insurance                             226,875               531,757
         Due to low-income housing partnership                                       253,058               323,622
         Accrued expenses and other liabilities                                      731,713             1,082,265
                                                                                ------------          ------------
            Total liabilities                                                     86,406,120            86,197,030

Shareholders' equity
         Preferred stock, par value $0.01; 500,000 shares authorized;
            none outstanding
         Common stock, par value $0.01; 2,000,000 shares authorized;
            749,634 and 790,698 shares issued and 749,634 and 783,313
            outstanding at March 31, 1999 and June 30, 1998, respectively              7,496                 7,907
         Additional paid-in-capital                                                6,200,396             6,861,182
         Retained earnings, substantially restricted                               5,763,358             6,607,642

         Net unrealized gain on securities available for sale,

            net of tax of $2,246 at March 31, 1999                                     4,362                    --
                                                                                ------------          ------------
                                                                                  11,975,612            13,476,731
         Unearned Employee Stock Ownership Plan shares                              (491,582)             (491,582)
         Unearned Recognition and Retention Plan shares                             (233,365)             (199,055)
         Treasury stock, at cost (7,385 shares at June 30, 1998)                           0               (98,242)
                                                                                ------------          ------------
                Total shareholders' equity                                        11,250,665            12,687,852
                                                                                ------------          ------------

                     Total liabilities and shareholders' equity                 $ 97,656,785          $ 98,884,882
                                                                                ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Three and nine months ended March 31, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

                                                                      Three Months Ended         Nine months ended
                                                                           March 31,                 March 31,
                                                                       1999         1998        1999          1998
Interest income
     Loans receivable                                               $1,384,377    1,390,109   $4,142,536   $4,162,304
     Securities                                                        243,487      268,162      750,442      871,412
     Other interest and dividend income                                145,481      146,849      522,855      378,835
                                                                    ----------    ---------   ----------   ----------
          Total interest income                                      1,773,345    1,805,120    5,415,833    5,412,551

Interest expense
     Deposits                                                          693,487      656,684    2,095,052    2,006,724
     Borrowed funds                                                    274,596      303,067      875,043      867,301
                                                                    ----------    ---------   ----------   ----------
          Total interest expense                                       968,083      959,751    2,970,095    2,874,025
                                                                    ----------    ---------   ----------   ----------

NET INTEREST INCOME                                                    805,262      845,369    2,445,738    2,538,526

Provision for loan losses                                               15,000       15,000       45,000       45,000
                                                                    ----------    ---------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    790,262      830,369    2,400,738    2,493,526

Noninterest income
     Loan servicing                                                     31,891       29,283       92,896       90,696
     Net gains on sales of loans                                        60,746       39,284      172,094       87,533
     Net gains on sales of foreclosed real estate                            0            0          130       20,038
     Service charges on deposit accounts                                63,124       49,628      196,545      159,447
     Other                                                              28,133       46,813      110,618      118,305
                                                                    ----------    ---------   ----------   ----------
                                                                       183,894      165,008      572,283      476,019

Noninterest expense
     Compensation and benefits                                         384,601      338,148    1,171,572    1,018,067
     Occupancy and equipment                                           148,780      134,512      440,250      353,551
     SAIF deposit insurance premium                                      9,911        9,542       28,211       28,487
     Advertising and promotion                                          25,113       25,371       83,482       85,173
     Data processing                                                    65,912       58,564      195,230      161,551
     Professional fees                                                  25,595       29,128       78,392       89,586
     Printing, postage, stationery, and supplies                        29,720       45,096       95,312       95,960
     Other                                                              95,286       78,698      297,997      252,318
                                                                    ----------   ----------   ----------   ----------
                                                                       784,918      719,059    2,390,446    2,084,693
                                                                    ----------   ----------   ----------   ----------


INCOME BEFORE FEDERAL INCOME TAXES                                     189,238      276,318      582,575      884,852

Federal income tax expense                                              56,800       88,750      133,711      269,600
                                                                    ----------   ----------   ----------   ----------


NET INCOME                                                          $  132,438      187,568   $  448,864   $  615,252
                                                                    ----------   ----------   ----------   ----------



                                (continued)
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
Three and nine months ended March 31, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended                Nine Months Ended
                                                                       March 31,                         March 31,
                                                                  1999            1998             1999            1998

Other comprehensive income
     Net unrealized gains (losses) on securities
          available for sale                                       3,185                0           6,608                0
     Tax effect                                                   (1,083)               0          (2,246)               0
                                                               ---------        ---------       ---------        ---------
             Total other comprehensive income                      2,102                0           4,362                0
                                                               ---------        ---------       ---------        ---------

Comprehensive income                                           $ 134,540        $ 187,568       $ 453,226        $ 615,252
                                                               =========        =========       =========        =========

Basis earnings per share                                       $    0.19        $    0.23       $    0.61        $    0.74
                                                               =========        =========       =========        =========

Diluted earnings per share                                     $    0.19        $    0.22       $    0.60        $    0.73
                                                               =========        =========       =========        =========










--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------


Balance at June 30, 1998                                                        $ 12,687,852

Net income                                                                           448,864

Effect of shares committed to be released by ESOP,                                    26,828
   at market value

Cash dividends declared on common stock @ $0.33  per share                          (266,143)

Cash paid for fractional shares of 10% stock dividend                                   (492)

Amortization of 4,743 RRP shares                                                      63,932

Retirement of 113,100 shares of common stock                                      (1,714,538)

Net change in unrealized gains on securities
     available for sale, net of taxes                                                  4,362
                                                                                ------------

Balance at March 31, 1999                                                       $ 11,250,665
                                                                                ============










--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine months ended
                                                                                             March 31,
                                                                                      1999               1998
                                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income                                                               $   448,864         $   615,252
       Adjustments to reconcile net income to
       net cash provided from operating activities
            Depreciation of premises and equipment                                  230,999             166,385
            Net accretion on securities                                             (38,999)            (54,088)
            Provision for loan losses                                                45,000              45,000
            RRP expense                                                              63,932              53,215
            ESOP expense                                                             26,828              48,583
            Loans originated for sale                                            (7,047,815)         (3,750,575)
            Proceeds from sales of loans held for sale                            7,163,905           3,838,109
            Net gains on sales of loans                                            (172,094)            (87,534)
            Net gains on sales of foreclosed real estate                               (130)            (19,639)
            Change in
                  Accrued interest receivable and other assets                     (101,900)           (100,110)
                  Accrued expenses and other liabilities                           (352,798)            366,962
                                                                                -----------         -----------
                            Net cash provided by operating activities               265,792           1,121,560



CASH FLOWS FROM INVESTING ACTIVITIES
       Net increase in interest earning time
        deposits with other financial institutions                              $  (188,980)        $  (495,000)
       Net increase in loans                                                     (3,379,836)         (1,696,939)
       Purchase of loans                                                         (1,250,014)                 --
       Net premises and equipment expenditures                                     (113,757)         (1,085,846)
       Purchase of securities available for sale                                 (1,360,249)                 --
       Paydowns on securities available for sale                                     61,820
       Purchase of securities held to maturity                                   (4,455,899)         (2,487,913)
       Proceeds from maturities on securities held to maturity                    1,500,000           2,500,000
       Paydowns on securities held to maturity                                    3,919,045           2,906,868
       Purchase of Federal Home Loan Bank Stock                                          --             (69,900)
       Proceeds from sale of foreclosed real estate                                  29,538             402,863
       Net change in investment in low-income housing partnership                   (33,073)            (52,539)
                                                                                -----------         -----------
                            Net cash used in investing activities                (5,271,405)            (78,406)




--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine months ended
                                                                                             March 31,
                                                                                      1999               1998
                                                                                      ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES

       Net increase in deposits                                                 $  3,521,864       $    880,064
       Net change in advances from borrowers for taxes
        and insurance                                                               (304,882)           (82,683)
       Proceeds from borrowed funds                                                4,000,000         11,750,000
       Repayments of borrowed funds                                               (6,586,776)       (10,350,550)
       Cash dividends paid                                                          (266,635)          (257,897)
       Purchase of common stock                                                   (1,714,538)                --
                                                                                ------------       ------------
                            Net cash provided by (used in) financing activities   (1,350,967)         1,938,934
                                                                                ------------       ------------


Net change in cash and cash equivalents                                           (6,356,580)         2,982,088

Cash and cash equivalents at beginning of period                                  12,281,077          7,437,993
                                                                                ------------       ------------

Cash and cash equivalents at end of period                                         5,924,497       $ 10,420,081
                                                                                ============       ============




Supplemental disclosures of cash flow information
       Cash paid for
          Interest on deposits, advances and other
            borrowings                                                          $  2,970,305       $  2,869,276
          Income taxes                                                               333,437             73,950

       Transfers from loans to real estate acquired
          through foreclosure                                                             --             29,408







--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

Nature of Operations: The consolidated financial statements include the accounts of Three Rivers Financial Corporation ("the Company"), First Savings Bank ("the Bank") and Alpha Financial, Inc ("Alpha"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company is a savings and loan holding company located in Three Rivers, Michigan and owns all of the outstanding stock of the Bank. Alpha is a wholly-owned subsidiary of the Bank. The Company was organized in April 1995 for the purpose of owning all of the outstanding stock of the Bank.

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of Three Rivers Financial Corporation and its subsidiary First Savings Bank as of March 31, 1999 and June 30, 1998, and the consolidated statements of income for the three months and nine months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine months ended March 31, 1999 is not necessarily indicative of the results that may be expected for the full year.







--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1999

NOTE 2- BORROWINGS

Borrowings at March 31, 1999 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 4.53% to 6.14%. The loans are collateralized by the Company's single family whole loans, U. S. Government and federal agency securities and mortgage-backed securities. Adjustable rate advances include $15.8 million indexed to the 3 month LIBOR rate which adjusts quarterly. Adjustable rate advances have maturities ranging from 15 months to 10 years. The remaining balance of $4.4 million of advances are fixed rate, fixed term, with maturities from three months to three years. The Company also maintains a $500,000 line of credit with the FHLB which adjusts daily to the FHLB's posted rate for these borrowings. The line of credit did not have a balance at March 31, 1999.

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share is computed under the provisions of Statement of Financial Accounts Standards (SFAS) No. 128, Earnings Per Share, which was adopted retroactively by the Company at the beginning of the second quarter of 1997. Adoption of the Statement did not change the EPS amounts previously reported by the Company for prior annual or quarterly periods. Unallocated ESOP shares and unearned recognition and retention plan shares are excluded from the weighted average number of shares outstanding used in the computation of earnings per share. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common stock equivalents.

A reconciliation of the numerators and denominators of basic and dilutive earnings per common share for the periods ended March 31, 1999 and 1998 is presented below. All share and per share amounts have been retroactively adjusted for the October 28, 1998 stock dividend.


                                                            Three Months Ended        Nine Months Ended
                                                                  March 31,                March 31,
                                                             1999         1998        1999          1998
                                                             ----         ----        ----          ----
BASIC EARNINGS PER SHARE

Net income available to common
  shareholders                                             $132,438     $187,568    $ 448,864    $ 615,252
                                                           ========     ========    =========    =========

Weighted average common share
  outstanding                                               703,234      826,955      735.011      826,521
                                                           ========     ========    =========    =========
Basic earnings per share                                   $   0.19     $   0.23    $    0.61    $    0.74
                                                           ========     ========    =========    =========


                                   (Continued)
                                       8.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1999

NOTE 3 - EARNINGS PER COMMON SHARE (Continued)


                                                             Three Months Ended         Nine Months Ended
                                                                  March 31,                 March 31,
                                                             1999         1998          1999        1998
                                                             ----         ----          ----        ----
DILUTED EARNINGS PER SHARE

Net income available to common                             $132,438     $187,568      $448,864    $615,252
    shareholders                                           ========     ========      ========    ========

Weighted average common shares
    outstanding                                             703,234      826,955       735,011     826,521

Add: Dilutive effects of assumed
    exercises
        Stock options                                         4,797       25,078         9,084      17,893
        Unvested recognition and retention shares             1,021            0         3,316           0
                                                           --------     --------      --------    --------

Weighted average common and
    dilutive potential common
     shares outstanding                                     709,052      852,033       747,411     844,414
                                                           --------     --------      --------    --------


Diluted earnings per share                                 $   0.19     $   0.22      $   0.60    $   0.73
                                                           ========     ========      ========    ========

NOTE 4 - STOCK OPTIONS

The Company's Board of Directors has adopted a stock option plan. Under the terms of this plan, options for up to 94,558 shares of the Company's common stock may be granted to key management employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by an administrative committee appointed by the Board of Directors.

SFAS No.123, which became effective for 1997, requires disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and income per common share had the fair value been used to measure compensation cost for stock option plans. No compensation cost has been recognized for the stock options.

The fair value of options granted during the nine months ended March 31, 1999 and 1998 is estimated using the following weighted average information: risk-free interest rate of 5.00% and 5.25%, expected life of 7 and 7 years, expected volatility of stock price of .055 and .048, and expected dividends of 2.20% and 2.11% per year.

                                   (Continued)
                                       9.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1999

NOTE 4 - STOCK OPTIONS (Continued)

                                                                                     Nine Months Ended
                                                                                         March 31,

                                                                                     1999          1998
                                                                                     ----          ----
Net income as reported                                                             $448,864     $615,252
Proforma net income                                                                 420,419      591,397

Basic earnings per common share as reported                                          $0.61        $0.74
Diluted earnings per share as reported                                                0.60         0.73
Proforma basic earnings per common share                                              0.57         0.72
Proforma dilutive earnings per common share                                           0.56         0.70

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for ten year periods with a five year vesting period. Information about option grants follows:

                                                                                         Weighted        Weighted
                                                           Number of                     Average          Average
                                                          Outstanding   Exercise        Exercise        Fair Value
                                                            Options       Price           Price          of Grants
                                                            -------       -----           -----          ---------

Balance at June 30, 1997                                    64,350        $12.05            $12.05

Granted                                                      4,400         14.89             14.89        $    2.56
                                                            ------
Balance at June 30, 1998                                    68,750         12.05-14.89       12.23

Granted                                                     21,780         14.09             14.09        $    2.22
Forfeited                                                   (3,575)        12.05
                                                            ------
Balance at March 31, 1999                                   86,955         12.05-14.89       12.70
                                                            ======

The weighted average remaining contractual life of options outstanding at March 31, 1999 was approximately eight years. Stock options exercisable at March 31, 1999 and 1998 totaled 25,190 and 12,155 at a weighted average exercise price of $12.14 and $12.05. All share and per share amounts have been retroactively adjusted for the October 28, 1998 stock dividend.

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 1999


NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1999, the capital requirements for the Bank and the Bank's actual capital ratios. As of March 31, 1999, the Bank substantially exceeded all current regulatory capital requirements.

                                   Regulatory
                               Capital requirement                 Actual Capital
                               -------------------                 --------------
                              Amount      Percent                 Amount     Percent
                              ------      -------                 ------     -------
                                              (Dollars in thousands)

Risk-based capital           $   4,156     8.00%                 $  9,993     19.23%

Core capital                 $   2,925     3.00%                 $  9,490      9.73%

Tangible capital             $   1,463     1.50%                 $  9,490      9.73%

ITEM 2: THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at March 31, 1999 to June 30, 1998 and the results of operations for the three-month and nine month periods ended March 31, 1999 with the same periods ended March 31, 1998. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

March 31, 1999 compared to June 30, 1998.

The Company's total assets decreased $1.2 million from $98.9 million at June 30, 1998 to $97.7 at March 31, 1999. The overall decrease was due primarily to decreases in cash and cash equivalents, premises and equipment, foreclosed real estate and investment in low-income housing partnership. These decreases were offset with increases in interest earning time deposits with other financial institutions, investment securities, loans receivable and other assets.

Cash and cash equivalents decreased $6.4 million or 52.03% from $12.3 million at June 30, 1998 to $5.9 million at March 31, 1999. This was due primarily to an increase in loan demand resulting in a need to invest excess cash into loans.

Interest-earning time deposits with other financial institutions increased $200,000 or 4.88% from $4.1 million at June 30, 1998 to $4.3 million at March 31, 1999.

Loans receivable increased $4.6 million or 7.41% from $62.1 million at June 30, 1998 to $66.7 million at March 31, 1999 due to the higher level of demand for loans in the Company's market area. These increases were funded by excess cash and through increases in deposits.

Securities increased $400,000 or 2.67% from $15 million at June 30, 1998 to $15.4 million at March 31, 1999. Securities consist of U.S. Government and federal agency securities, mortgage backed and related securities and other collateralized obligations.

Total liabilities increased $200,000 from $86.2 million at June 30, 1998 to $86.4 million at March 31, 1999 due primarily to increases in deposits, which were partially offset by decreases in FHLB advances, advances from borrowers for taxes and insurance, and accrued expenses and other liabilities.



--------------------------------------------------------------------------------
                                   (Continued)

Total borrowed funds decreased $2.5 million or 11.01% from $22.7 million at June 30, 1998 to $20.2 million at March 31, 1999. This decrease was the result of repayment of maturing FHLB advances. Borrowed funds consist of FHLB advances with both fixed and variable interest rates and stated maturities ranging through 2008.

Total deposits increased $3.5 million to $65.0 million for the nine month period ended March 31, 1999. This increase was primarily the result of growth at the two new branches in Howe and Middlebury, Indiana. The Howe, Indiana office opened in February 1998 and Middlebury, Indiana in May 1998. There were increases in all deposit categories.

Shareholders's equity deceased $1.4 million to $11.3 million for the nine-month period ended March 31, 1999. This is primarily the result of the repurchase of stock totaling $1,715,000 and dividends paid in the amount of $266,000 offset by net income of $449,000.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $132,000 compared to $188,000 for the three months ended March 31, 1998, a decrease of $56,000 or 29.79%. Interest income decreased $32,000 or 1.77%. This decrease was primarily due to a decrease in interest income in investment securities. The Bank was reluctant to invest in longer term securities due to the rates that were available. Increases of $8,000 in interest expense was the result of an increase in deposit interest expense which was partially offset by decreases in interest on FHLB advances. Increases in non-interest expense were partially offset by increases in non-interest income, along with a decrease in federal income tax expense. This decrease in federal income tax expense was due to the decrease in income before Federal income tax expense.

Net income for the nine months ended March 31, 1999 was $449,000 compared to $615,000 for the nine months ended March 31, 1998, a decrease of $166,000, or 26.99%. Interest income increased $3,000 to $5,416,000 from $5,413,000. This increase was offset by an increase in interest expense of $96,000 or 3.34% to $2,970,000 from $2,874,000 largely based on the increase in deposits during the period.

Decreases in net income for the three and six months ended March 31, 1999 were primarily the result of increased operating expenses due to the opening of the two new branches in Howe and Middlebury, Indiana, along with year 2000 expenses for data processing and personnel costs.

Non-interest income increased $19,000 from $165,000 to $184,000 during the three month period ended March 31, 1999. Increases in loan servicing, gains on sales of loans and service charges on deposit accounts were offset by a decrease in other income. The substantial increase in net gains on sales of loans was due to the increased volume in sales of loans to the Federal Home Loan Mortgage Company (FHLMC) resulting from the favorable interest rate environment.

Non-interest income increased $96,000 or 20.17% to $572,000 from $476,000 for the nine month period ended March 31, 1999 compared to the same period ended March 31, 1998. This was primarily due to the increased volume in sales of loans along with increases in service charges on deposit accounts. These increases were partially offset by decreases in gains on sale of foreclosed real estate and other income.
                                   (Continued)
                                       13.

Non-interest expense increased $66,000 or 9.18% to $785,000 from $719,000 for the three month period ended March 31, 1999 compared to the same period ended March 31, 1998. Increases were in compensation of $47,000 to $385,000 from $338,000, occupancy and equipment of $14,000 to $149,000 from $135,000, data processing of $7,000 to $66,000 from $59,000 and other expense of $16,000 to $95,000 from $79,000. These decreases were partially offset by decreases in professional fees of $3,000 and printing and postage expense of $15,000 to $30,000 from $45,000.

Non-interest expense increased $305,000 or 14.63% to $2,390,000 from $2,085,000 for the nine months ended March 31, 1999 compared to the nine month period ended March 31, 1998. Increases in compensation expense of $154,000 to $1,172,000 from $1,018,000 along with increases in occupancy and equipment of $86,000 to $440,000 from $354,000, data processing expense of $33,000 to $195,000 from $162,000 and increases in other expense of $46,000 to $298,000 from $252,000 were partially offset by decreases in professional fees of $12,000 to $78,000 from $90,000.

Federal income tax is lower for the three and nine month periods ended March 31, 1999 due to the decrease in income before Federal income tax expense as compared to the same periods ended March 31, 1998.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOANS

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended March 31, 1999. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore continue to make additional provisions to the allowance for loan losses. No assurance can be given that the amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $30,000 at March 31, 1999 to $652,000 compared to $682,000 at June 30, 1998. The ratio of non-performing assets to total assets at March 31, 1999 was 0.67% compared to 0.69% at June 30, 1998. Included in non-performing assets at March 31, 1999 were consumer loans in the amount of $34,000, non-performing mortgages of $583,000 and other repossessed assets of $35,000.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of March 31, 1999, $530,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $153,000 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.



                                   (Continued)
                                       14.

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

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers's acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0% depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended March 31, 1999, the Bank maintained a liquidity ratio of 21.74%. The Bank anticipates that it will have sufficient funds available to meet current commitments.

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

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require future reporting of additional information related to material business segments beginning with the year ended June 30, l999. This pronouncement is not expected to have a material impact on the consolidated financial position or results of operations.

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No 65, "Accounting for Certain Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this standard had no impact on the Companys results of operations or financial position.
                                   (Continued)

YEAR 2000

In May 1997, the Federal Financial Institutions Examinations Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to the financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies are conducting year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings: "Satisfactory," "Needs Improvement," and "Unsatisfactory." Institutions that receive a year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

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

The Company has initiated formal communications with all of its critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the system of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Critical companies include power companies and telephone systems. Therefore, the Company could possibly be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue. It is expected that in a worse case scenario, the Company would operate on a manual basis. The Company has developed a formal contingency plan.

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

         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         On February 17, 1999, the Company declared a cash dividend of $0.115 per share which was payable on April 1, 1999, to stockholders of record on March 17, 1999.


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



                                           Three Rivers Financial Corporation


Date: May 10, 1999                         /s/ G. Richard Gatton
                                           ----------------------------------
                                           G. Richard Gatton
                                           President and Chief Executive Officer




Date: May 10, 1999                         /s/ Martha Romig
                                           -------------------------------------
                                           Martha Romig
                                           Senior Vice-President, Treasurer and
                                           Chief Financial Officer













--------------------------------------------------------------------------------

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
