Form 10QSB
period 1999-09-30
THREE RIVERS FINANCIAL CORP
filed 1999-11-09
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------     ----------

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

                                       N/A
                                       ---
       Former name, address, and fiscal year, if changed since last report

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days. YES X      NO
                 ----      ----

         Indicate the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

         702,734 shares of Common Stock, Par Value $.01 per share as of November 5, 1999

         Transitional Small Business Disclosure Format (check one): Yes  ; No X
                                                                       --    ---

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                   FORM 10-QSB

                                      INDEX

PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets (Unaudited)
                      September 30, 1999 and June 30, 1999                                                1

                      Consolidated Statements of Income (Unaudited)
                      Three months ended September 30, 1999 and 1998                                      2

                      Condensed Consolidated Statement of Changes in Shareholders'
                      Equity (Unaudited)
                      Three months ended September 30, 1999                                               4

                      Consolidated Statements of Cash Flows (Unaudited)
                      Three months ended September 30, 1999 and 1998                                      5

                      Notes to Unaudited Consolidated Financial Statements                                7

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                               12

PART II.          OTHER INFORMATION

                     Items 1-6                                                                            16

                      Signatures                                                                          17


THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and June 30, 1999

--------------------------------------------------------------------------------

                                                                                    September 30,                  June 30,
                                                                                        1999                         1999
                                                                                        ----                         ----
                                                                                     (unaudited)

ASSETS
Cash and due from other financial institutions                                  $          3,386,049          $        3,439,860
Interest-earning deposits with other financial institutions                                2,168,679                   4,526,169
                                                                                ---------------------         -------------------
         Cash and cash equivalents                                                         5,554,728                   7,966,029
Interest-earning time deposits in other financial institutions                             4,254,960                   4,154,960
Securities available for sale                                                              2,005,943                   1,771,920
Securities held to maturity (fair value: $12,775,512 at
     September 30, 1999 and $12,239,450 at June 30, 1999)                                 12,757,389                  12,240,083
Loans receivable, net of allowance for loan losses of
     $535,090 at September 30, 1999 and $519,687 at June 30, 1999                         69,490,220                  68,705,967
Federal Home Loan Bank Stock                                                               1,162,200                   1,162,200
Accrued interest receivable                                                                  430,236                     481,286
Premises and equipment, net                                                                2,663,275                   2,739,937
Investment in low-income housing partnership                                                 361,257                     373,754
Other assets                                                                                 819,206                     809,395
                                                                                ---------------------         -------------------

         Total assets                                                           $         99,499,414          $      100,405,531
                                                                                =====================         ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
         Demand deposits                                                        $          3,024,116          $        4,025,494
         Savings and NOW deposits                                                         23,732,154                  24,045,015
         Time deposits                                                                    37,920,661                  39,089,857
                                                                                ---------------------         -------------------
            Total deposits                                                                64,676,931                  67,160,366
         Federal Home Loan Bank advances                                                  22,582,205                  20,656,961
         Advance payments by borrowers for taxes and insurance                               396,200                     463,129
         Due to low-income housing partnership                                               253,058                     253,058
         Accrued expenses and other liabilities                                              693,335                   1,082,957
                                                                                ---------------------         -------------------
            Total liabilities                                                             88,601,729                  89,616,471

Shareholders' equity
         Preferred stock, par value $0.01; 500,000 shares authorized;
            none outstanding
         Common stock, par value $0.01; 2,000,000 shares authorized;
            702,734 shares issued and outstanding at
            September 30, 1999 and June 30, 1999 respectively                                  7,027                       7,027
         Additional paid-in-capital                                                        5,569,461                   5,563,848
         Retained earnings                                                                 5,930,002                   5,851,942

         Accumulated other comprehensive income, net of tax of
            $1,074 at September 30, 1999 and ($433) at June 30, 1999                           2,086                        (860)
                                                                                ---------------------         -------------------
                                                                                          11,508,576                  11,421,957
         Unearned Employee Stock Ownership Plan shares                                      (421,538)                   (421,538)
         Unearned Recognition and Retention Plan shares                                     (189,353)                   (211,359)
                                                                                ---------------------         -------------------
                Total shareholders' equity                                                10,897,685                  10,789,060
                                                                                ---------------------         -------------------

                     Total liabilities and shareholders' equity                 $         99,499,414          $      100,405,531
                                                                                =====================         ===================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended September 30, 1999 and 1998
(Unaudited)


--------------------------------------------------------------------------------

                                                                                       1999                     1998
                                                                                       ----                     ----
Interest income
     Loans Receivable                                                           $       1,497,958        $       1,368,685
     Securities                                                                           216,730                  232,440
     Other interest and dividend income                                                   139,571                  222,842
                                                                                ------------------       ------------------
          Total interest income                                                         1,854,259                1,823,967

Interest expense
     Deposits                                                                             677,326                  696,669
     Borrowed funds                                                                       302,277                  312,972
                                                                                ------------------       ------------------
          Total interest expense                                                          979,603                1,009,641
                                                                                ------------------       ------------------

NET INTEREST INCOME                                                                       874,656                  814,326

Provision for loan losses                                                                  15,000                   15,000
                                                                                ------------------       ------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                       859,656                  799,326

Noninterest income
     Loan servicing                                                                        36,065                   28,081
     Net gains on sales of loans                                                           13,590                   35,712
     Service charges on deposit accounts                                                   72,542                   65,382
     Other income                                                                          37,492                   44,621
                                                                                ------------------       ------------------
                                                                                          159,689                  173,796
                                                                                ------------------       ------------------
Noninterest expense
     Compensation and benefits                                                            414,563                  394,019
     Occupancy and equipment                                                              162,604                  148,253
     SAIF deposit insurance premium                                                         9,458                    9,325
     Advertising and promotion                                                             30,348                   33,286
     Data processing                                                                       58,581                   61,376
     Professional fees                                                                     49,925                   25,233
     Printing, postage, stationery, and supplies                                           23,905                   27,880
     Other                                                                                 81,773                   97,516
                                                                                ------------------       ------------------
                                                                                          831,157                  796,888

INCOME BEFORE INCOME TAXES                                                                188,188                  176,234

Federal income tax expense                                                                 36,609                   32,700
                                                                                ------------------       ------------------


NET INCOME                                                                      $         151,579        $         143,534
                                                                                ------------------       ------------------


--------------------------------------------------------------------------------

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
Three months ended September 30, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------


                                                                                     1999              1998
                                                                                     ----              ----

Other comprehensive income
    Net change in unrealized gains on securities
         available for sale                                                               4,463             4,255
    Tax effects                                                                          (1,517)           (1,447)
                                                                                ----------------  ----------------
             Total other comprehensive income                                             2,946             2,808
                                                                                ----------------  ----------------

Comprehensive income                                                                   $154,525          $146,342
                                                                                ================  ================

Basis earnings per share                                                                  $0.24             $0.18
                                                                                ================  ================

Diluted earnings per share                                                                $0.24             $0.18
                                                                                ================  ================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three months ended September 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

Balance at June 30, 1999                                             $10,789,060

Net income                                                               151,579

Effect of shares committed to be released by ESOP,                         5,612
      at market value

Cash dividends declared on common stock @ $0.115 per share               (73,518)

Amortization of 1,633 RRP shares                                          22,006

Net change in unrealized gains on securities
     available for sale, net of taxes                                      2,946
                                                                     -----------

Balance at September 30, 1999                                        $10,897,685
                                                                     -----------















--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------

                                                                                        1999                 1998
                                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                               $         151,579    $         143,534
       Adjustments to reconcile net income to
       net cash provided by operating activities
            Depreciation of premises and equipment                                         84,449               75,777
            Net accretion of securities                                                    (4,034)             (14,838)
            Provision for loan losses                                                      15,000               15,000
            RRP expense                                                                    22,006               21,393
            ESOP expense                                                                    5,612               12,568
            Loans originated for sale                                                    (780,138)          (2,095,115)
            Proceeds from sale of loans held for sale                                     793,728            2,130,827
            Net realized gains on sales of loans                                          (13,590)             (35,712)
            Change in
                  Accrued interest receivable and other assets                             41,239               89,650
                  Accrued expenses and other liabilities                                 (391,139)            (224,212)
                                                                                ------------------   ------------------
                       Net cash provided by (used in) operating activities                (75,288)             118,872


CASH FLOWS FROM INVESTING ACTIVITIES
       Net increase in interest-earning time
        deposits with other financial institutions                                       (100,000)            (188,980)
       Net increase in loans                                                             (799,253)            (704,188)
       Net purchases of premises and equipment                                             (7,787)             (64,194)
       Securities available for sale:
            Purchases                                                                    (492,345)                   -
            Paydowns                                                                      256,430                8,219
       Securities held to maturity
            Purchases                                                                  (1,412,699)          (1,316,243)
            Calls and maturities                                                                -            1,500,000
            Paydowns                                                                      905,782              988,157
       Net investment in low-income housing partnership                                    12,497               12,497
                                                                                ------------------   ------------------
                  Net cash provided by (used in) investing activities                  (1,637,375)             235,268


--------------------------------------------------------------------------------

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------

                                                                                           1999                    1998
                                                                                           ----                    ----
CASH FLOWS FROM FINANCING ACTIVITIES
        Net change in deposits                                                    $    (2,483,435)          $      2,762,813
        Net change in advances from borrowers for taxes
           and insurance                                                                  (66,929)                  (127,848)
        Proceeds from FHLB advances                                                     2,000,000                          -
        Repayments of FHLB advances                                                       (74,756)                (1,586,776)
        Cash dividends paid                                                               (73,518)                   (83,830)
        Purchase of common stock                                                                -                    (82,800)
                                                                                 -----------------         ------------------
                    Net cash provided by (used in) financing activities                  (698,638)                   881,559
                                                                                 -----------------         ------------------


Net change in cash and cash equivalents                                                (2,411,301)                 1,235,699

Cash and cash equivalents at beginning of period                                        7,966,029                 12,281,077
                                                                                 -----------------         ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     5,554,728           $     13,516,776
                                                                                 =================         ==================




Supplemental disclosures of cash flow information
        Cash paid for
              Interest                                                            $       957,146           $        993,152
              Income taxes                                                                      0                     79,375










--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1999

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of Three Rivers Financial Corporation and its subsidiary First Savings Bank as of September 30, 1999 and June 30, 1999, and the consolidated statements of income for the three months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the three months ended September, 30, 1999 and 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended September 30, 1999 is not necessarily indicative of the results that may be expected for the full year.









                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1999

NOTE 2- BORROWINGS

Borrowings at September 30, 1999 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 4.53% to 5.71% at September 30, 1999. The borrowings are collateralized by the Company's single family whole loans, U. S. Government, federal agency and mortgage-backed securities under a blanket collateral agreement with the FHLB. Fixed rate advances include $2.3 million with maturities ranging from seven months to three years. Adjustable rate advances consist of $6.5 million with maturities ranging from nine months to four years. The adjustable rate advances are based on a rate indexed to the 3 month LIBOR rate which adjusts quarterly. The remaining $13.8 million of putable advances consist of maturities ranging from ten months to 9.5 years. For the putable advances, the FHLB has the option to convert to an adjustable rate of three-month LIBOR flat, adjusted quarterly.

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share is computed under the provisions of Statement of Financial Accounts Standards (SFAS) No. 128, Earnings Per Share. Unallocated ESOP shares and unearned recognition and retention plan shares are excluded from the weighted average number of shares outstanding used in the computation of earnings per share. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common stock equivalents.

A reconciliation of the numerators and denominators of basic and dilutive earnings per common share for the periods ended September 30, 1999 and 1998 is presented below. All share and per share amounts have been retroactively adjusted for the October 28, 1998 stock dividend.

                                                             Three Months Ended
                                                               September 30,

                                                           1999         1998
                                                           ----         ----
BASIC EARNINGS PER SHARE

Net income available to common shareholders               $151,579      $143,534
                                                          --------      --------

Weighted average common shares outstanding                 639,788       792,888
                                                          --------      --------

Basic earnings per share                                  $   0.24      $   0.18
                                                          --------      --------





                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATE FINANCIAL STATEMENTS
Three months ended September 30, 1999

NOTE 3 - EARNINGS PER COMMON SHARE (Continued)

                                                            Three Months Ended
                                                               September 30,
                                                            1999          1998
                                                            ----          ----
DILUTED EARNINGS PER SHARE
Net income available to common shareholders                $151,579     $143,534
                                                           --------     --------

Weighted average common shares outstanding                  639,788      792,888

Add: Dilutive effects of assumed exercises
     Stock options                                               14       14,212

Weighted average common and dilutive potential
     common shares outstanding                              639,802      807,100
                                                           --------     --------

Diluted earnings per share                                 $   0.24     $   0.18
                                                           --------     --------

Unvested recognition and retention plan shares were antidilutive for the three months ended September 30, 1999 and 1998.


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

SFAS No.123, which became effective for 1997, requires disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value been used to measure compensation cost for stock option plans. No compensation cost has been recognized for the stock options. No stock options were granted during the three months ended September 30, 1999 and 1998.





                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1999

NOTE 4 - STOCK OPTIONS (Continued)                        Three Months Ended
                                                             September 30,

                                                          1999            1998
                                                          ----            ----
Net income as reported                               $   151,579     $   143,534
Proforma net income                                      141,023         135,394

Basic earnings per common share as reported          $      0.24     $      0.18
Diluted earnings per share as reported                      0.24            0.18
Proforma basic earnings per common share                    0.22            0.17
Proforma dilutive earnings per common share                 0.22            0.17

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

The stock option plan is used to retain and reward directors and key employees and provide them with an additional equity interest. Options are issued for ten year periods with a five year vesting period. Information about option grants follows:

                                                                       Weighted      Weighted
                                          Number of                     Average      Average
                                         Outstanding    Exercise       Exercise     Fair Value
                                          Options        Price           Price      of Grants
                                          -------        -----           -----      ---------
Balance at June 30, 1997                   64,350     $   12.05      $   12.05

Granted                                     4,400         14.89          14.89      $  2.56
                                           ------
Balance at June 30, 1998                   68,750         12.05-14.89    12.23

Granted                                    21,780         14.09          14.09         2.22
Forfeited                                  (3,575)        12.05          12.05
                                           ------
Balance at June 30, 1999 and
 September 30, 1999                        86,955         12.05-14.89    12.70
                                           ------

The weighted average remaining contractual life of options outstanding at September 30, 1999 was approximately 7.28 years. Stock options exercisable at September 30, 1999 and 1998 totaled 37,345 and 24,310 at a weighted average exercise price of $12.12 and $12.05. All share and per share amounts have been retroactively adjusted for the October 28, 1998 stock dividend.




                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 1999


NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1999, the capital requirements for the Bank and the Bank's actual capital ratios. As of September 30, 1999, the Bank substantially exceeded all current regulatory capital requirements.

                                       Regulatory
                                   Capital requirement           Actual Capital
                                   -------------------           --------------
                                   Amount         Percent   Amount          Percent
                                   ------         -------   ------          -------
                                          (Dollars in thousands)
Risk-based capital                $ 4,256          8.00%    $10,545          19.82%

Core capital                      $ 2,981          3.00%    $10,012          10.08%

Tangible capital                  $ 1,490          1.50%    $10,012          10.08%


THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at September 30, 1999 to June 30, 1999 and the results of operations for the three-month period ended September 30, 1999 with the same period ended September 30, 1998. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

September  30, 1999 compared to June 30, 1999

The Company's total assets decreased $900,000 from $100.4 million at June 30, 1999 to $99.5 million at September 30, 1999. The overall decrease was due primarily to decreases in cash and cash equivalents, accrued interest receivable, premises and equipment and in investment in low-income housing partnership. These decreases were offset by increases in interest-earning deposits with other financial institutions, investment securities and loans receivable.

Cash and cash equivalents decreased $2.4 million or 30.00% from $8.0 million at June 30, 1999 to $5.6 million at September 30, 1999. This was due primarily to an increase in loan demand and the purchase of investment securities.


Interest-earning time deposits with other financial institutions increased $100,000 or 2.38% from $4.2 million at June 30, 1999 to $4.3 million at September 30, 1999.

Loans receivable increased $800,000 or 1.15% from $68.7 million at June 30, 1999 to $69.5 million at September 30, 1999 due to the higher level of demand for loans in the Company's market area. These increases were funded by excess cash.

Securities increased $800,000 or 5.71% from $14.0 million at June 30, 1999 to $14.8 million at September 30, 1999. Securities consist of U.S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations.

Total liabilities decreased $1.0 million from $89.6 million at June 30, 1999 to $88.6 million at September 30, 1999 due primarily to decreases in deposits, accrued interest and other liabilities, which were partially offset by increases in FHLB advances.





                                   (Continued)

Total borrowed funds increased $1.9 million or 9.18% from $20.7 million at June 30, 1999 to $22.6 million at September 30, 1999. This increase was the result of increased loan demand along with decreases in total deposits. Borrowed funds consist of FHLB advances with both fixed and variable interest rates and stated maturities ranging through 2009.

Total deposits decreased $2.5 million to $64.7 million for the three-month period ended September 30, 1999. This decrease was in all deposit categories. Management believes the balances have decreased as customers seek higher yielding investment alternatives due to the low interest rate environment.

Shareholders' equity increased $100,000 to $10.9 million for the three-month period ended September 30, 1999 from $10.8 million for the period ended June 30, 1999. This is due primarily to the net income for the quarter partially offset by dividends paid.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1999 was $152,000 compared to $144,000 for the three months ended September 30, 1998, an increase of $8,000 or 5.56%. Interest income increased $30,000 or 1.64% for the period ended September 30, 1999 compared to the three-month period ended September 30, 1998 primarily due to increases in mortgage balances. Other interest and dividend income decreased $83,000 due to the decrease in cash and cash equivalents for the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998. Interest expense decreased $30,000 to $980,000 for the three months period ended September 30, 1999 as compared to the same period ended September 30, 1998 primarily due to decreases in deposit balances.

Non-interest income decreased $14,000 from $174,000 to $160,000 for the three-month period ended September 30, 1999. Increases in loan servicing and service charges on deposit accounts were offset by decreases in gains on sales of loans and other income.

Non-interest expense increased $34,000 or 4.27% from $797,000 to $831,000 for the three months period ended September 30, 1999. Increases in compensation and benefits, occupancy and equipment, and professional fees were offset by decreases in advertising, data processing, printing, and other expenses. The substantial increase in professional fees was due to expenses incurred in the pending merger with Peoples Federal of Auburn, Indiana. See Item #5, Other Information.




                                   (Continued)

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOANS

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended September 30, 1999. While management believes the current allowance for loan losses is adequate, management anticipates growth in the loan portfolio and will therefore continue to make additional provisions to the allowance for loan losses. No assurance can be given that the amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $208,000 at September 30, 1999 to $416,000 compared to $624,000 at June 30, 1999. The ratio of non-performing assets to total assets at September 30, 1999 was 0.42% compared to 0.62% at June 30, 1999. Included in non-performing assets at September 30, 1999 were consumer loans in the amount of $38,000 and non-performing mortgages of $378,000.

OTS regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of September 30, 1999, $295,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $61,000 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.


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




                                   (Continued)

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers's acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0% depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended September 30, 1999, the Bank maintained a liquidity ratio of 21.31%. The Bank anticipates that it will have sufficient funds available to meet current commitments.


YEAR 2000

The Company has completed its assessment of Year 2000 issues, developed a plan, and arranged for the resources to complete the necessary remediation and testing. As part of its efforts to ensure compliance with the Year 2000, the Company converted to a new processing system in May of 1999. At that time certain computer hardware was also replaced.

The Company has and will continue to utilize both internal and external resources to test hardware and software for Year 2000 compliance. The Company has completed changes and testing of critical systems to ensure Year 2000 compliance. Testing of non-critical applications will continue throughout 1999 and will be completed prior to any impact on operating systems. The total costs of the Year 2000 project are estimated at $350,000. The Company will incur remediation and testing costs through the year 2000, but does not anticipate that material incremental costs will be incurred in any single period.

The Company has initiated formal communications with all of its critical vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. However, there can be no guarantee that systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Critical companies include power companies and telephone systems. Therefore, the Company could possibly be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         None


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         On August 18, 1999, the Company declared a cash dividend of $0.115 per share which was payable on October 1, 1999, to stockholders of record on September 10, 1999.

         On September 21, 1999, Peoples Bancorp, headquartered in Auburn, Indiana, and the Registrant jointly announced that they have signed a definitive agreement providing for the merger of the Registrant with and into Peoples Bancorp. Under the terms of the agreement, each shareholder of the Registrant would receive in a tax-free exchange 1.08 shares of Peoples Bancorp common stock for each share of the Registrant's common stock owned by such shareholder. The proposed merger is subject to the approval of the shareholders of Peoples Bancorp and of the Registrant, and of the Office of Thrift Supervision, receipt of fairness opinions, and other customary conditions. The parties contemplate that the merger will become effective during the first quarter of 2000.


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



                                     Three Rivers Financial Corporation


Date: November 9, 1999               /s/ G. Richard Gatton
                                     -------------------------------------------
                                     G. Richard Gatton
                                     President and Chief Executive Officer




Date: November 9, 1999               /s/ Martha Romig
                                     -------------------------------------------
                                     Martha Romig
                                     Senior Vice-President, Treasurer and
                                     Chief Financial Officer













--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------

  EX 27             Financial Data Schedule