Form 10QSB
period 1999-12-31
THREE RIVERS FINANCIAL CORP
filed 2000-02-14
CIK 944301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1999
                                  -----------------

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

         702,734 shares of Common Stock, Par Value $.01 per share as of February 7, 2000

         Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                                       --     --

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN

                                   FORM 10-QSB

                                      INDEX


PART I.        FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets (Unaudited)
                  December 31, 1999 and June 30, 1999                                                 1

                  Consolidated Statements of Income (Unaudited)
                  Three and six months ended December 31, 1999 and 1998                               2

                  Condensed Consolidated Statement of Changes in Shareholders'
                  Equity (Unaudited)
                  Six months ended December 31, 1999                                                  4

                  Consolidated Statements of Cash Flows (Unaudited)
                  Six months ended December 31, 1999 and 1998                                         5

                  Notes to Unaudited Consolidated Financial Statements                                7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          12

PART II.       OTHER INFORMATION

                  Items 1-6                                                                          16

                  Signatures                                                                         17

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and June 30, 1999

--------------------------------------------------------------------------------


                                                                                     December 31,           June 30,
                                                                                        1999                  1999
                                                                                        ----                  ----
                                                                                     (unaudited)
ASSETS
Cash and due from other financial institutions                                      $   3,453,817        $    3,439,860
Interest-earning deposits with other financial institutions                             1,555,932             4,526,169
                                                                                    -------------        --------------
       Cash and cash equivalents                                                        5,009,749             7,966,029
Interest-earning time deposits in other financial institutions                          3,957,945             4,154,960
Securities available for sale                                                           1,878,069             1,771,920
Securities held to maturity (fair value: $11,889,624 at
     December 31, 1999 and $12,239,450 at June 30, 1999)                               11,953,001            12,240,083
Loans receivable, net of allowance for loan losses of
     $552,361 at December 31, 1999 and $519,687 at June 30, 1999                       72,790,077            68,705,967
Federal Home Loan Bank Stock                                                            1,479,200             1,162,200
Accrued interest receivable                                                               512,994               481,286
Premises and equipment, net                                                             2,611,470             2,739,937
Investment in low-income housing partnership                                              348,760               373,754
Other assets                                                                              974,195               809,395
                                                                                    -------------        --------------

         Total assets                                                               $ 101,515,460        $  100,405,531
                                                                                    =============        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
         Demand deposits                                                            $   4,167,042        $    4,025,494
         Savings and NOW deposits                                                      23,781,684            24,045,015
         Time deposits                                                                 36,065,730            39,089,857
                                                                                    -------------        --------------
            Total deposits                                                             64,014,456            67,160,366
         Federal Home Loan Bank advances                                               25,582,205            20,656,961
         Advance payments by borrowers for taxes and insurance                            117,124               463,129
         Due to low-income housing partnership                                            253,058               253,058
         Accrued expenses and other liabilities                                           590,929             1,082,957
                                                                                    -------------        --------------
            Total liabilities                                                          90,557,772            89,616,471

Shareholders' equity
         Preferred stock, par value $0.01; 500,000 shares authorized;
            none outstanding
         Common stock, par value $0.01; 2,000,000 shares authorized;
            702,734 shares issued and outstanding at
            December 31, 1999 and June 30, 1999 respectively                                7,027                 7,027
         Additional paid-in-capital                                                     5,580,967             5,563,848
         Retained earnings                                                              5,967,777             5,851,942
         Accumulated other comprehensive income, net of tax of
            ($4,739) at December 31, 1999 and ($443) at June 30, 1999                      (9,199)                 (860)
                                                                                    -------------        --------------
                                                                                       11,546,572            11,421,957
         Unearned Employee Stock Ownership Plan shares                                   (421,538)             (421,538)
         Unearned Recognition and Retention Plan shares                                  (167,346)             (211,359)
                                                                                    -------------        --------------
                Total shareholders' equity                                             10,957,688            10,789,060
                                                                                    -------------        --------------

                     Total liabilities and shareholders' equity                     $ 101,515,460        $  100,405,531
                                                                                    =============        ==============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended December 31, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------


                                                         Three Months Ended               Six Months Ended
                                                      December        December       December        December
                                                        1999            1998           1999            1998
Interest income
     Loans Receivable                               $ 1,515,979    $ 1,389,474     $ 3,013,937     $ 2,758,159
     Securities                                         227,393        250,992         444,123         506,955
     Other interest-earning assets                      123,510        178,055         263,081         377,374
                                                    -----------    -----------     -----------     -----------
          Total interest income                       1,866,882      1,818,521       3,721,141       3,642,488

Interest expense
     Deposits                                           666,256        704,896       1,343,582       1,401,565
     Borrowed funds                                     337,423        287,475         639,700         600,447
                                                    -----------    -----------     -----------     -----------
          Total interest expense                      1,003,679        992,371       1,983,282       2,002,012
                                                    -----------    -----------     -----------     -----------

NET INTEREST INCOME                                     863,203        826,150       1,737,859       1,640,476

Provision for loan losses                                15,000         15,000          30,000          30,000
                                                    -----------    -----------     -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     848,203        811,150       1,707,859       1,610,476

Noninterest income
     Loan Servicing                                      33,893         32,924          69,958          61,005
     Net gains on sales of loans                         14,745         75,636          28,335         111,348
     Service charges on deposit accounts                 72,931         68,039         145,473         133,421
     Other                                               26,869         37,994          64,361          82,615
                                                    -----------    -----------     -----------     -----------
                                                        148,438        214,593         308,127         388,389

Noninterest expense
     Compensation and benefits                          417,894        392,952         832,457         786,971
     Occupancy and equipment                            149,425        143,217         312,029         291,470
     SAIF deposit insurance premium                       9,910          8,975          19,368          18,300
     Advertising and promotion                           26,890         25,083          57,238          58,369
     Data processing                                     58,696         67,942         117,277         129,318
     Professional fees                                   42,211         27,564          92,136          52,797
     Printing, postage, stationery, and supplies         30,186         37,712          54,091          65,592
     Other                                               91,039        105,195         172,812         202,711
                                                    -----------    -----------     -----------     -----------
                                                        826,251        808,640       1,657,408       1,605,528
                                                    -----------    -----------     -----------     -----------


INCOME BEFORE FEDERAL INCOME TAXES                      170,390        217,103         358,578         393,337

Federal income tax expense                               51,800         44,211          88,409          76,911
                                                    -----------    -----------     -----------     -----------


NET INCOME                                          $   118,590    $   172,892     $   270,169     $   316,426
                                                    ===========    ===========     ===========     ===========


--------------------------------------------------------------------------------

                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
Three months and six months ended December 31, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------



                                                       Three Months Ended                Six Months Ended
                                                          December 31,                     December 31,
                                                       1999           1998             1999            1998
                                                       ----           ----             ----            ----
Other comprehensive income
  Net unrealized gains (losses) on securities
    available for sale                              (17,098)              (830)         (12,635)           3,424
  Tax effects                                         5,813                282            4,296           (1,164)
                                                   ---------      -------------   --------------   --------------
    Total gain/loss other comprehensive income      (11,285)              (548)          (8,339)          $2,260
                                                   ---------      -------------   --------------   --------------

Comprehensive income                               $107,305           $172,344         $261,830         $318,686
                                                   =========      =============   ==============   ==============

Basis earnings per share                              $0.18              $0.25             0.42            $0.45
                                                   =========      =============    =============   ==============

Diluted earnings per share                            $0.18              $0.25             0.42            $0.44
                                                   =========      =============   ==============   ==============


-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

THREE RIVERS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY Six months ended December 31, 1999
(Unaudited)

--------------------------------------------------------------------------------



Balance at June 30, 1999                                                                            $10,789,060

Net income                                                                                              270,169

Effect of shares committed to be released by ESOP,                                                       17,119
 at market value

Cash dividends declared on common stock @ $0.23 per share                                              (154,334)

Amortization of  RRP shares                                                                              44,013

Net change in unrealized loss on securities
     available for sale, net of taxes                                                                    (8,339)
                                                                                                    ------------

Balance at December 31, 1999                                                                        $10,957,688
                                                                                                    ============
















--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1999 and 1998
(Unaudited)

-------------------------------------------------------------------------------

                                                                                               1999                       1998
                                                                                               ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES                                                       $    270,169               $    316,426
       Net income
       Adjustments to reconcile net income to
       net cash provided by operating activities                                                169,172                    153,064
            Depreciation of premises and equipment                                              (14,098)                   (31,769)
            Net accretion of securities                                                          30,000                     30,000
            Provision for loan losses                                                            44,013                     41,926
            RRP expense                                                                          17,119                     21,132
            ESOP expense                                                                     (1,593,738)                (4,745,885)
            Loans originated for sale                                                         1,622,073                  4,857,233
            Proceeds from sales of loans                                                        (28,335)                  (111,348)
            Net gains on sales of loans
            Change in                                                                          (196,508)                   (89,488)
                  Accrued interest receivable and other assets                                 (487,732)                  (311,600)
                  Accrued expenses and other liabilities                                  --------------            ---------------
                                                                                               (167,865)                   129,691
                            Net cash provided by (used in) operating activities


CASH FLOWS FROM INVESTING ACTIVITIES
       Net change in interest-earning time                                                 $    197,015              $    (188,980)
       deposits with other financial institutions                                            (4,114,110)                (3,510,949)
       Net change in loans                                                                      (40,705)                  (111,917)
       Net purchases of premises and equipment
       Securities available for sale:                                                          (492,345)                         -
            Purchases                                                                           365,872                     40,044
            Paydowns
       Securities held to maturity:                                                          (1,412,699)                (2,788,469)
            Purchases                                                                                 -                  1,500,000
            Calls and maturities                                                              1,721,568                  2,463,526
            Paydowns                                                                           (317,000)                         -
       Purchase of Federal Home Loan Bank stock                                                       -                     29,408
       Proceeds from sale of other real estate owned                                             24,994                     24,994
       Net investment in low-income housing partnership                               ------------------            ---------------
                                                                                             (4,067,410)                (2,542,343)
                  Net cash used in investing activities










--------------------------------------------------------------------------------

                                  (Continued)

THREE RIVERS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------

                                                                                                  1999                   1998
                                                                                                  ----                   ----
CASH FLOWS FROM FINANCING ACTIVITIES
       Net change in deposits                                                               $    (3,145,910)        $    4,185,348
       Net change in advances from borrowers for taxes
        and insurance                                                                              (346,005)              (415,019)
       Proceeds from FHLB advances                                                               10,750,000              2,000,000
       Repayments of FHLB advances                                                               (5,824,756)            (4,586,776)
       Cash dividends paid                                                                         (154,334)              (184,342)
       Purchase of common stock                                                                           -             (1,142,950)
                                                                                            ----------------       ----------------
            Net cash provided by (used in) financing activities                                   1,278,995               (143,739)
                                                                                            ----------------       ----------------


Net change in cash and cash equivalents                                                          (2,956,280)            (2,556,391)

Cash and cash equivalents at beginning of period                                                  7,966,029             12,281,077
                                                                                            ----------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    5,009,749         $    9,724,686
                                                                                            ================       ================



Supplemental disclosures of cash flow information
       Cash paid for
            Interest on deposits, advances and other
              borrowings                                                                     $   1,993,779          $    2,017,082
            Income taxes                                                                            90,000                 248,437













--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1999

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

Basis of Presentation: The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of Three Rivers Financial Corporation and its subsidiary First Savings Bank as of December 31, 1999 and June 30, 1999, and the consolidated statements of income for the three months and six months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three and six months ended December 31, 1999 is not necessarily indicative of the results that may be expected for the full year.









                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1999

NOTE 2- BORROWINGS

Borrowings at December 31, 1999 consisted of advances from the Federal Home Loan Bank (FHLB) of Indianapolis, bearing rates from 4.53% to 6.23% at December 31, 1999. The borrowings are collateralized by the Company's single family whole loans, U. S. Government, federal agency and mortgage-backed securities under a blanket collateral agreement with the FHLB. Fixed rate advances include $11.1 million with maturities ranging from one month to two years. Adjustable rate advances consist of $5.5 million with maturities ranging from six months to seven months. The adjustable rate advances are based on a rate indexed to the 3 month LIBOR rate which adjusts quarterly. The remaining $9 million of putable advances consist of maturities ranging from 3 years to 9.2 years. For the putable advances, the FHLB has the option to convert to an adjustable rate of three-month LIBOR flat, adjusted quarterly.

NOTE 3 - EARNINGS PER COMMON SHARE

Basic earnings per share is based on net income divided by the weighted average common shares outstanding. ESOP shares are considered outstanding as they are committed to be released; unearned shares are not considered outstanding. Recognition and Retention Plan ("RRP") shares are considered outstanding as they vest. Diluted earnings per share further assumes issue of dilutive potential common shares relating to outstanding stock options and unvested RRP shares. All share and per share amounts have been retroactively adjusted for the October of 1998 10% stock dividend.

A reconciliation of the numerators and denominators of basic and dilutive earnings per common share for the periods ended December 31, 1999 and 1998 is presented below. All share and per share amounts have been retroactively adjusted for the October 28, 1998 stock dividend.



                                 Three Months Ended           Six Months Ended
                                    December 31,                 December 31,
                                    1999     1998                 1999    1998
                                    ----     ----                 ----    ----

BASIC EARNINGS PER SHARE

Net income available to common   $118,590    $172,892         $270,169    $316,426
shareholders                     --------    --------         --------    --------

Weighted average common shares    641,613     692,645          640,703     706,476
outstanding                       -------     -------          -------     -------

Basic earnings per share         $   0.18     $   .25         $   0.42    $   0.45
                                 --------     -------         --------    --------



                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three months and six months ended December 31, 1999

NOTE 3 - EARNINGS PER COMMON SHARE (Continued)



                                               Three Months Ended        Six Months ended
                                                   December 31,             December 31,
                                                  1999     1998            1999    1998
                                                  ----     ----            ----    ----

DILUTED EARNINGS PER SHARE


Net income available to common shareholders   $ 118,590   $172,892      $ 270,169   $316,426
                                              ---------   --------      ---------   --------

Weighted average common shares outstanding      641,613    692,645        640,703    706,476

Add: Dilutive effects of assumed exercises
     Stock options                               12,740      1,549          6,369      7,162
      Recognition and retention plans             1,882      5,469            941      3,940
                                              ---------   --------      ---------   --------
Weighted average common and dilutive
     potential common shares outstanding        656,235    699,663        648,013    717,578
                                              ---------   --------      ---------   --------
Diluted earnings per share                    $    0.18   $   0.25      $    0.42   $   0.44
                                              ---------   --------      ---------   --------



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

SFAS No.123, which became effective for 1997, requires disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value been used to measure compensation cost for stock option plans. No compensation cost has been recognized for the stock options. No stock options were granted during the three months and six months ended December 31, 1999 and 1998.



                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1999



NOTE 4 - STOCK OPTIONS (Continued)                                           Six Months Ended
                                                                                December 31,

                                                                             1999       1998
                                                                             ----       ----
Net income as reported                                                     $ 270,169  $ 316,426
Proforma net income                                                          249,058    308,788

Basic earnings per common share as reported                                $    0.42  $    0.45
Diluted earnings per share as reported                                          0.42       0.44
Proforma basic earnings per common share                                        0.39       0.44
Proforma dilutive earnings per common share                                     0.38       0.43


In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

The stock option plan is used to retain and reward directors and key employees and provide them with an additional equity interest. Options are issued for ten year periods with a five year vesting period. Information about option grants follows:


                                                                 Weighted         Weighted
                                Number of                         Average          Average
                               Outstanding        Exercise       Exercise         Fair Value
                                 Options           Price          Price           of Grants
                                 -------           -----          -----           ---------

Balance at June 30, 1997          64,350         $12.05           $12.05

Granted                            4,400          14.89            14.89          $ 2.56
                                   -----
Balance at June 30, 1998          68,750          12.05-14.89      12.23

Granted                           21,780          14.09            14.09            2.22
Forfeited                         (3,575)         12.05            12.05
                                  -------
Balance at June 30, 1999 and
December 31, 1999                 86,955          12.05-14.89      12.70
                                  ------


The weighted average remaining contractual life of options outstanding at December 31 , 1999 was approximately 7.0 years. Stock options exercisable at December 31, 1999 and 1998 totaled 42,581 and 25,190 at a weighted average exercise price of $12.38 and $12.15. All share and per share amounts have been retroactively adjusted for the October 28, 1998 stock dividend.



                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 1999


NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

Savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1999, the capital requirements for the Bank and the Bank's actual capital ratios. As of December 31, 1999, the Bank substantially exceeded all current regulatory capital requirements.


                                 Regulatory
                              Capital requirement           Actual Capital
                              -------------------           --------------
                              Amount     Percent          Amount      Percent
                              ------     -------          ------      -------
                                          (Dollars in thousands)

Risk-based capital         $ 4,454        8.00%             $ 10,752     19.31

Core capital               $ 3,039        3.00%             $ 10,200     10.07

Tangible capital           $ 1,520        1.50%             $ 10,200     10.07

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Three Rivers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Savings Bank, a Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On August 23, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the financial condition of the Company at December 31, 1999 to June 30, 1999 and the results of operations for the three-month and six month periods ended December 31, 1999 with the same periods ended December 31, 1998. This discussion should be read in conjunction with the financial statements and footnotes included herein.

FINANCIAL CONDITION

December 31, 1999 compared to June 30, 1999

The Company's total assets increased $1.1 million to $101.5 million at December 31, 1999 from $100.4 million at June 30, 1999. The overall increase was due primarily to increases in loans receivable, FHLB stock and other assets. These increases were offset by decreases in cash and cash equivalents, interest earning time deposits with other financial institutions, investment securities and premises and equipment.

Loans receivable increased $4.1 million or 5.97% from $68.7 million at June 30, 1999 to $72.8 million at December 31, 1999. FHLB stock increased $300,000 or 25% to $1.5 million at December 31, 1999 from $1.2 million at June 30, 1999. The purchase of additional FHLB stock was due to the increase in FHLB advances. Increases in loans receivable and FHLB stock were primarily funded by increases in FHLB advances.

Other assets increased $165,000 to $974,000 at December 31, 1999 from $809,000 at June 30, 1999.

Cash and cash equivalents decreased $3.0 million or 37.5% from $8.0 million at June 30, 1999 to $5.0 million at December 31, 1999. This was due primarily to the increase in loan demand.

Interest-earning time deposits with other financial institutions decreased $200,000 or 4.76% from $4.2 million at June 30, 1999 to $4.0 million at December 31, 1999. Maturing deposits were transferred to cash and cash equivalents.

Securities decreased $200,000 or 1.43% from $14.0 million at June 30, 1999 to $13.8 million at December 31, 1999. Securities consist of U.S. Government and federal agency securities, mortgage-backed and related securities and other collateralized obligations.

Premises and equipment decreased $100,000 from $2.7 million at June 30, 1999 to $2.6 million at December 31, 1999.


                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total liabilities increased $1.0 million or 1.12% to $90.6 at December 31, 1999 from $89.6 at June 30, 1999. This was primarily due to a decrease in total deposits which was offset by increases in FHLB advances.

Total borrowed funds increased $4.9 million or 23.67% from $20.7 million at June 30, 1999 to $25.6 million at December 31, 1999. This increase was the result of increased loan demand along with decreases in total deposits. Borrowed funds consist of FHLB advances with both fixed and variable interest rates and stated maturities ranging through 2009.

Total deposits decreased $3.2 million to $64.0 million for the six-month period ended December 31, 1999. This decrease was primarily in time deposits. Management believes the balances have decreased as customers seek higher yielding investment alternatives due to the low interest rate environment.

Shareholders' equity increased $200,000 to $11.0 million for the six-month period ended December 31, 1999 from $10.8 million for the period ended June 30, 1999. This is due primarily to the net income for the six month period ended December 31, 1999 which was partially offset by dividends paid.

RESULTS OF OPERATIONS

Net income for the three months ended December 31, 1999 was $119,000 compared to $173,000 for the three months ended December 31, 1998, a decrease of $54,000 or 31.21%. Increases in interest income of $48,000 or 2.64% were offset by increases in interest expense of $12,000 or 1.21%, increases in non-interest expense, and increases in federal income tax along with decreases in non-interest income.

Net income for the six months ended December 31, 1999 was $270,000 compared to $316,000 for the six month period ended December 31, 1998, a decrease of $46,000, or 14.56%. Interest income increased $79,000 or 2.17% to $3,721,000 from $3,642,000. The increase in interest income was primarily the result of the increase in loan volume. Interest expense decreased $19,000 or .95% from $2,002,000 to $1,983,000. The decrease in net income was due to decreases in non-interest income and increases in non-interest expense.

Non-interest income decreased $67,000 from $215,000 to $148,000 for the three month period ended December 31, 1999 compared to the same period ended December 31, 1998. This is primarily the result of decreases in sales of fixed rate loans that are sold in the secondary market. Customers have chosen the five and seven year adjustable loans which are kept in our current loan portfolio.


                                   (Continued)

THREE RIVERS FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income decreased $80,000 or 20.62% from $388,000 to $308,000 for the six months ended December 31, 1999 compared to the same period ended December 31, 1998. Decreases in gains on sales of loans and other income were offset by increases in loan servicing fees, and service charges on deposit accounts.

Non-interest expense increased $17,000 or 2.10% from $809,000 to $826,000 for the three months period ended December 31, 1999 compared to the same period ended December 30, 1998. Increases were in compensation and benefits of $25,000 or 6.36% to $418,000 from $393,000, occupancy and equipment $6,000 or 4.20% from $143,000 to $149,000, and professional fees of $14,000 from $28,000 to $42,000.
These increases were partially offset by decreases in data processing expense of $9,000, printing and postage of $8,000 and other non-interest expense of $14,000.

Non-interest expense increased $51,000 or 3.18% from $l,606,000 to $1,657,000 for the six month period ended December 31, 1999 compared to the same period ended December 31, 1998. Increases were in compensation expense of $45,000 or 5.72% from $787,000 to $832,000, occupancy and equipment of $21,000 from $291,000 to $312,000, and professional fees of $39,000 from $53,000 to $92,000.
These increases were partially offset by decreases in data processing expense of $12,000 from $129,000 to $117,000, printing and postage expense of $12,000 from $66,000 to $54,000 and other expense of $30,000 from $203,000 to $173,000. The primary increase in non-interest expense is the result of increased expenses for the upcoming merger with Peoples Bancorp of Auburn (see Item #5 in Other Information), along with additional expenses incurred for preparation for the Year 2000.

Federal income tax is higher for the three and six months ended December 31, 1999 compared to the same periods in 1998 due to tax credits available in 1998.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's quarterly asset classification review, and evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation considers, among other matters, the estimated value of the underlying collateral, economic conditions, cash flow analysis, historical loan loss experience, discussions held with delinquent borrowers and other factors that warrant recognition in providing for an adequate allowance for loan losses. As a result of this review process, management recorded a provision for loan losses in the amount of $15,000 for the three-month period ended December 31, 1999 and $30,000 for the six month period ended December 31, 1999. While management believes the current allowance for loan

                                   (Continued)
losses is adequate, management anticipates growth in the loan portfolio and will therefore continue to make additional provisions to the allowance for loan losses. No assurance can be given that the amounts allocated to the allowance for loan losses will be adequate to cover actual losses that may occur.

Total non-performing assets decreased $89,000 at December 31, 1999 to $535,000 compared to $624,000 at June 30, 1999. The ratio of non-performing assets to total assets at December 31, 1999 was 0.53% compared to 0.62% at June 30, 1999. Included in non-performing assets at December 31, 1999 were consumer loans in the amount of $7,000, non-performing mortgages of $369,000 and real estate owned and in foreclosure of $159,000.

OTS' regulations require that the Bank periodically review and classify assets pursuant to the classification of assets policy set forth in its regulations. Based on management's review of its assets as of December 31, 1999, $328,000 of assets were classified as substandard, $-0- as doubtful, $-0- as loss, and $166,000 as special mention. At the time of the quarterly review, an asset classification listing is prepared, in conformity with the OTS regulations, and a detailed report is presented to the Board.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, borrowings from the FHLB and interest payments on loans. While scheduled repayments of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has managed this fluctuation in its source of funds through borrowing from the FHLB.

Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers's acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or
(2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% and 10.0% depending upon certain factors, including economic conditions and savings flows of all savings associations. For the quarter ended December 31, 1999, the Bank maintained a liquidity ratio of 18.14%. The Bank anticipates that it will have sufficient funds available to meet current commitments.

YEAR 2000

The company began working on its Year 2000 project in 1997. A comprehensive review was done to identify all systems that would be affected. New teller software and hardware were purchased in order to upgrade our information systems to a level that would allow us to compete in the 21st century. At the time of this report, all systems appear to be working well and no year 2000 problems have been encountered.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

     None


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5 - OTHER INFORMATION

     On November 17, 1999, the Company declared a cash dividend of $0.115 per share which was payable on January 3, 2000, to stockholders of record on December 15, 1999.

     On September 21, 1999, Peoples Bancorp, headquartered in Auburn, Indiana, and the Registrant jointly announced that they have signed a definitive agreement providing for the merger of the Registrant with and into Peoples Bancorp. Under the terms of the agreement, each shareholder of the Registrant would receive in a tax-free exchange 1.08 shares of Peoples Bancorp common stock for each share of the Registrant's common stock owned by such shareholder. The proposed merger is subject to the approval of the shareholders of Peoples Bancorp and of the Registrant at their annual meetings, and other customary conditions. The parties contemplate that the merger will become effective during the first quarter of 2000.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         27 - Financial Data Schedule

     (b) Reports on Form 8-k
         None



-----------------------------------------------------------------------------

                       THREE RIVERS FINANCIAL CORPORATION
                             THREE RIVERS, MICHIGAN


                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Three Rivers Financial Corporation


Date: February 10, 2000                 /s/ G. Richard Gatton
                                        -------------------------------------
                                        G. Richard Gatton
                                        President and Chief Executive Officer




Date: February 10, 2000                 /s/ Martha Romig
                                        -------------------------------------
                                        Martha Romig
                                        Senior Vice-President, Treasurer and
                                        Chief Financial Officer













------------------------------------------------------------------------------

                                       17.

                                 Exhibit Index
                                 -------------




Exhibit No.                  Description
-----------                  -----------
      27                     Financial Data Schedule
